Form 10KSB
period 2003-06-30
WIEN GROUP INC
filed 2003-10-10
CIK 1141500

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended June 30, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission file number: 000-50292

                                WIEN GROUP, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            NEW YORK                                             13-2614100
--------------------------------                             -------------------
(State or other  jurisdiction of                              (IRS Employer
incorporation  or  organization)                             Identification No.)

525 WASHINGTON BLVD,  JERSEY CITY,  NEW  JERSEY                     07310
---------------------------------------------                    ----------
  (Address of principal executive offices)                       (Zip Code)

                                 (201) 216-0096
                             ----------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

                      Title of each class registered: None
                Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.01
                          -----------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer had revenues from operations during the fiscal year ended June 30, 2003 of $67,000.

     As of June 30, 2003 the issuer had 2,989,636 shares of common stock outstanding.

     Based on the average of the closing bid and asked prices of the issuer's common stock on September 15, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $0.

     Documents incorporated by reference:  None

     Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

                                    CONTENTS

                                                                            PAGE
PART I

    Item 1.   Description of Business..........................................3
    Item 2.   Description of Property..........................................7
    Item 3.   Legal Proceedings................................................7
    Item 4.   Submission of Matters to a Vote of Security Holders..............7

PART II

    Item 5.   Market for Common Equity and Related Stockholder
                 Matters.......................................................7
    Item 6.   Management's Discussion and Analysis or Plan of
                 Operation.....................................................8
    Item 7.   Financial Statements............................................12
    Item 8.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure..........................25
    Item 8A.  Controls and Procedure..........................................25

PART III

    Item 9.   Directors, Executive Officers, Promoters and
                 Control Persons; Compliance with Section 16(a)
                 of the Exchange Act..........................................26
    Item 10.  Executive Compensation..........................................29
    Item 11.  Security Ownership of Certain Beneficial Owners
                 and Management...............................................30
    Item 12.  Certain Relationships and Related Transactions..................30
    Item 13.  Exhibits and Reports on Form 8-K................................31

SIGNATURES    ................................................................32



                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     (a) Background

         Wien Group, Inc. (formerly John DeNigris Associates, Inc.), (the "Company"), was incorporated in New York on March 18, 1968. The firm conducted a public relations business and traded in the public market until December 1991 when the corporation ceased operations. The Company remained inactive until September 1998 when the corporation reacquired its good standing status with the State of New York. We did not conduct any business prior to July 2001, at which time we initiated our current business.

     (b) Narrative Description of Business

     BUSINESS OF THE COMPANY

         The core business of Wien Group, Inc. is to provide corporate financial advisory services to small and emerging companies that require advisory services to continue their growth within their respective industries. We primarily focus on the manufacturing, retail, music & entertainment, and health care industries. These services include: general corporate finance, merger and acquisition advisory services, consulting on overall corporate strategy, facilitating asset-based lending, and arranging equipment-leasing contracts.

         The  Company  and  its  joint  venture  partner  United   Institutional
     Investors, Inc. have developed a network of relationships through which potential clients are introduced. This network is currently the primary resource for originating business. To further expand our client base we intend, as soon as financial resources permit, to commence a marketing campaign that involves print advertisements in targeted trade publications.

         We initiated our corporate financial advisory service business on July 1, 2001, by entering into a joint venture agreement with United Institutional Investments, Inc., ("United") (see CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, page 30), a company specializing in corporate financing. Under the terms of the agreement we will work jointly, on a non-exclusive basis, with United to provide financial advisory services to small and emerging growth companies. These services include, corporate finance, merger and acquisition advisory services, consulting on overall corporate strategy, and facilitating asset-based lending. Although we do not have any subsidiaries, our joint venture with United is treated like a subsidiary in our financial statements. The operations of the joint venture have been limited to its involvement with the Company. Currently, the joint venture's business is identical to that of the Company. Further, we do not anticipate the expansion of either the joint venture's or the Company's business beyond the activities discussed in this Form 10-KSB. We have no other subsidiaries or joint ventures.

         Under the terms of the agreement we will pay 50 percent of the expenses incurred by the joint venture and will share equally in all revenues derived by the joint venture. This agreement can be terminated at any time by mutual consent of both parties.

         To date, the joint venture has secured contracts with companies such as First Step Distribution Network and Zephyr Media LLC, to provide various consulting services. These advisory services include the arranging of financing for operations and expansion, merger and acquisition advice, and representing the clients with regard to introduction to accredited investors, financial institutions, strategic partners, and potential clients.

         In addition to the contracts signed on behalf of the joint venture, we have signed a number of contracts with clients to provide advisory services on our own. Among these companies are GSI Technologies USA, Inc, Mobile Area Networks, Inc., Security Intelligence Technologies, Inc., a manufacturer of security surveillance equipment, and Freedom Oil & Gas, Inc.

         As described above, the Wien Group's business is to provide advice and consulting services as to where, when and how to raise funds, whether through debt or equity, to consider mergers and acquisitions, implement strategies to increase market share, and generally advise our clients on how to negotiate the hurdles in operating a business, public or private.

         An example of the services the Company provides to clients is demonstrated by how we assisted Erica, Inc. with the renegotiating of $1.5 million dollars of its debt and divesting itself of an unprofitable water processing plant. The debt restructuring was accomplished by our facilitating a meeting of Erica's creditors and our creating and assisting in the presentation of a repayment plan that allowed Erica to convert a portion of the debt into equity and to extend the repayment schedule for the balance of the debt.

         To assist Erica with selling its water processing plant, we researched the industry and identified potential buyers who possessed a more efficient infrastructure and would therefore be in a better position to operate the facility profitably. As a result, the water processing plant was sold to a group of private investors.

         Another example of the services Wien Group offers is the work we did for Security Intelligence Technologies, Inc. As mentioned above, it is in the business of manufacturing and selling surveillance equipment for the private security industry. We assisted it in developing a strategy and writing a business plan to expand their business to include the ownership of private security companies. We helped identify potential candidates and worked with them to structure an acquisition proposal.

         The examples above are typical of the services we perform for our clients. We neither buy nor sell securities on behalf of others, nor offer investment advice to individuals or entities.

         Under the terms of the contracts signed with the joint venture and our Company we will receive varying forms of compensation, including cash and equity. The amounts of each are different in all of the contracts, and are dependent on the type of service provided, the term of the contract, and the transactions consummated during the term of the contract. To date, we have received compensation from our clients in the form of cash and equity. We have received equity in the form of common stock from Bio Defense, Inc., SN Entertainment, Inc., GSI Technology, Inc., Health Renu, Inc., and Security Intelligence Technologies, Inc. Except for the equity received from Security Intelligence Technologies, Inc., the equity received represents a minority interest in non-public entities. Security Intelligence Technologies, Inc. is a public company whose shares are not readily marketable. We have determined that the equity received has no readily determinable market value. Our determination is based upon the lack of liquidity of any of these shares. As to Security Intelligence Technologies, Inc., the shares currently trade on the over-the-counter bulletin board system at a price of less than $0.10 a share, with very limited volume.

     Corporate Financial Advisory Services Industry Overview

     GENERAL

         Companies offering corporate financial advisory services vary in size and focus. Many of these companies consult and offer a variety of financial services, including arranging for private placements of equity, bridge financing, senior debt, and asset-based financing and seed capital. Additionally, they serve as advisors to companies concerning mergers and acquisitions, disposition of assets, reorganizations, and strategic planning.

     THE MARKET

         Management believes that the expanding trend of globalization, combined with the lifting of free trade barriers, will continue to encourage corporations to expand their operations into international markets. In many cases, this is accomplished through the merger or acquisition of domestic companies that have already established operations in foreign countries. These companies will require professional advice and support in, among other things, accessing public markets to raise capital, valuing target companies, securing fairness opinions, establishing overall corporate global policies, and creating joint ventures and strategic alliances.

         Additionally, some industries are currently experiencing a period of consolidation. In many cases, consolidation occurs through transactions whereby large companies acquire or merge with successful smaller entities. Management believes these companies will also require financial advisory services.

     SERVICES

         At this time, and for at least the next twelve months, our efforts will be focused on establishing a corporate finance department to broaden our client base, and to provide the services that are now being provided mainly through our joint venture. Until we have established our own corporate finance department, these services will continue to be provided through our joint venture agreement with United Institutional Investments (see CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, page 30). Additionally, during the next twelve months we anticipate attempting to raise additional capital through traditional lending sources, or further sales of equity. If we are successful in our efforts to raise substantial capital, management will seek to allocate a major portion of these funds to increase our ability to provide corporate finance advisory services, as described above, to companies with which we have established a business relationship.

     PRICING

         The fees for our services are based on either a percentage of the contemplated transaction or an estimate of the time and manpower and level of professional expertise needed to achieve the client's desired outcome. Senior management reviews each project, and a fee structure is established and presented to the client. In many cases, these fees may be paid either in cash, equity, or a combination of both.


     COMPETITION

         The corporate financial advisory business is intensely competitive. Many of our competitors have greater capital, financial and other resources than we do. We compete for clients with other merchant banks, a large number of investment banks, and venture capital firms. Among these firms are Adams, Harkness and Hill - an investment bank focused on emerging growth companies, Bulkley Capital, LP - a financial advisory and investment firm serving middle market companies, Genesis Group - an investment banking group providing consulting, venture capital, and corporate finance to emerging growth companies, and JDA Partners - a private investment bank and advisory firm helping small and middle market companies meet their long term objectives.

         In addition to competition from domestic and foreign firms that provide financial advisory services, many domestic commercial banks and investment banking boutiques have also recently entered the business. The Company expects further competition from domestic and international banks to increase as a result of recent and anticipated U.S. legislative and regulatory initiatives to remove or relieve certain restrictions on commercial banks. The Company's focus on growth companies also subjects it to direct competition from a group of boutiques that specialize in providing services to the emerging growth company sector. Such competition could adversely affect the Company's operating results, as well as its ability to attract and retain highly skilled individuals.

         The principal competitive factors influencing our business are its professional staff, industry expertise, client relationships, and its mix of service capabilities.

     COMPANY HISTORY

         The Company was incorporated in New York on March 18, 1968. The firm conducted a public relations business and traded in the public market until December 1991 when the corporation ceased operations. The Company remained inactive until September 1998 when the corporation reacquired its good standing status with the State of New York. We did not conduct any business operations prior to July 2001, at which time we initiated our current business.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We currently utilize on a month to month basis, at no cost, office space from Wien Securities, Corp., an entity controlled by our president and principal shareholder (see CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, page 30) located at 525 Washington Blvd., Jersey City, New Jersey 07310. We anticipate that for the foreseeable future our president and principal shareholder will continue to allow us to utilize this space, consisting of a total of approximately 2,000 square feet, and that it will be adequate for our operations through the end of our current fiscal year.

ITEM 3.  LEGAL PROCEEDINGS.

     As of the date hereof, we are not a party to any material legal proceedings, and we are not aware of any such claims being contemplated against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

NO PUBLIC MARKET

     There is currently no public market for our Common Stock. We are in the process of seeking to have our stock quoted for trading on either the Over-The-Counter Bulletin Board system (also known as the OTCBB) or the Pink Sheets Electronic Quotation Service. There can be no assurance that we will qualify to have our stock quoted on the OTC Bulletin Board system, the Pink Sheets Electronic Quotation System, or any stock exchange or stock market.

     Both the Over-The-Counter Bulletin Board system and the Pink Sheets Electronic Quotation Service have very minimal listing requirements imposed on companies that desire to be listed in their systems.

     The Over-The-Counter Bulletin Board system requires that the Company's stock be registered with the Securities and Exchange Commission, that the Company be current with its Securities and Exchange Commission filings requirements, have at least one (1) market maker, and have a Form 15-211(c) on file with the National Association of Securities Dealers (also known as the NASD). There are no requirements as to stock price, bid and asked quotes, number of shareholders, number of shares held by each shareholder, or number of shares traded.

     The Pink Sheets Electronic Quotation Service requires that the Company's stock be registered with the Securities and Exchange Commission, have at least one (1) market maker, and have a Form 15-211(c) on file with the National Association of Securities Dealers (also known as the NASD). The Pink Sheets do not have any minimum requirements as to stock price, bid and asked quotes, number of shareholders, number of shares held by each shareholder, or number of shares traded.

Common Stock

     The Company's certificate of incorporation provides for the authorization of 5,000,000 shares of Common Stock, $0.01 par value. As of June 30, 2003, 2,997,000 shares of Common Stock were issued and 2,989,636 outstanding, all of which are fully paid and non-assessable.

HOLDERS

     As of June 30, 2003, there were 185 shareholders of record.

DIVIDEND POLICY

     We have not declared or paid any cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     In February 2003, 50,000 shares of common stock were issued to Mr. Charles Shrebnik as a finders fee relating to the introduction of our Company to United International.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

     We recognize income from consulting and investment banking from contracts entered into with our clients. The income is recorded when services are rendered. In instances where we receive securities in lieu of cash, the revenue is recognized at the value of the services rendered based on similar contracts that we have with our other clients.

VALUATION OF INVESTMENTS

     Investments are valued at fair value. Securities for which a public market exist are valued at quoted market prices at the balance sheet date. In establishing the fair value of the non-publicly traded securities, we consider the financial condition and operating results of the portfolio companies, the nature of the investment, the price of subsequent rounds of financing, and other factors that we deem appropriate. The fair value of such investments is taken to be cost unless we determine that such valuation is no longer fair or appropriate. Certain of the companies have had acquisition transactions, liquidity events, subsequent rounds of financing, lack of viability or other events that could affect the ultimate realization of the investment. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the non-publicly traded securities existed, and the differences could be material.

CONSOLIDATION WITH JOINT VENTURE

     Transactions completed through our joint venture with United are treated as occurring in a separate legal entity and presented on a consolidated basis in our financial statements. All significant inter-company transactions and balances are eliminated in consolidation.

GENERAL

     Our revenue from consulting and investment banking was $67,000 in 2003 and $22,037 in 2002, an increase of $44,963 or 204%. We entered into contracts with 10 companies in 2003 compared to 6 in 2002 and received securities valued at $35,500 in 2003 in lieu of cash payment.

     Interest and dividend income was $4,086 in 2003 and $3,565 in 2002, an increase of $521 or 14%. The increase was due to interest accrued on our 12% interest note receivable from Sassoon Financial Holding, Inc. for 12 months in 2003 and 2 months in 2002, a decrease on interest earned on our money market balances due to lower interest rates and balances on deposits. Dividend income decreased due to the sale of our dividend producing investment in July of 2002. We sold an investment in 2003, realizing a net loss of $1,025 compared to an unrealized gain $1,650 in the prior period.

COSTS AND EXPENSES

     For the years ended June 30, 2003 and 2002, our expenses increased to $62,269 in 2003 from $60,693 in 2002. This represents an increase of $1,576, or approximately 3%. This increase was due primarily to an increase in professional fees of $22,358, offset by a decrease in consulting fees paid in connection with our SEC filings of $13,500, and a decrease in payment of office rental of $8,374 in 2002 to a non-affiliated third party. The minority interest in joint venture earnings expense increased to $29,750 in 2003 from $4,365 in 2002, an increase of $25,385, due to the increase in business in the joint venture.

     Overall, our losses decreased to $21,958 in 2003 from $37,806 in 2002. This represents a decrease of $15,848, or approximately 42%.

     As a result of our principal shareholder allowing the Company to utilize office space at no cost we did not have any rent expense during fiscal 2003, see DISCRIPTION OF PROPERTY, page7). Additionally, both our president and executive vice president agreed not to take any salary until cash flow permits.

PLAN OF OPERATION

     During the next 12 months we intend to continue to develop our core business of providing corporate financial advisory services to small and emerging companies that require advisory services to continue their growth within their respective industry. We primarily will continue to focus on business in the manufacturing, retail, music & entertainment, and health care industries. As stated earlier, these services include: general corporate finance, merger and acquisition advisory services, consulting on overall corporate strategy, facilitating asset-based lending, and arranging equipment-leasing contracts.

     Within the next few months we intend to apply for a listing of our common stock on either the Over-The-Counter Bulletin Board System or the Pink Sheets Electronic Quotation Service. As stated earlier, both the Over-The-Counter Bulletin Board System and the Pink Sheets Electronic Quotation Service have certain listing requirements. There can be no assurance that we will be able to meet these requirements for listing, or be successful in our efforts to get the Company's common stock listed on any alternative exchange.

     We will also work to further develop a network of relationships through which potential clients are introduced. This network is currently the primary resource for originating business. To further expand our client base we intend, as soon as financial resources permit, to commence a marketing campaign that involves print advertisements in targeted trade publications.

     We also intend to seek potential business opportunities with a view toward enhancing stockholder value. Such opportunities might include acquisitions, mergers, joint ventures or other transactions, whether in related or unrelated businesses. Currently we have no written or oral agreement, plan, arrangement or understanding to enter into any such transaction.

EMPLOYEES

     Currently we only have two employees. They are Mr. Stephen S. Wien, the Company's President, and, Mr. Alan D. Hirsch, the Company's Executive Vice President. Messrs. Wien and Hirsch work on a part time basis for the Company and to date, have not received any compensation. They are also the only employees working for the joint venture, again, part time and without compensation thus far. In the event that cash flow from operations is insufficient to permit the hiring of additional employees, then the Company's officers and directors will continue to operate the Company for no compensation and they will not hire any employees. Should cash flow from operations be sufficient, we intend to employ additional professional and administrative staff.

LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 2003, we had $110,970 in cash and cash equivalents, and on June 30, 2002, we had $111,815 in cash and cash equivalents. We expect that cash from operations will be sufficient to satisfy our budgeted cash requirements for at least the next 12 months, provided that we meet revenue expectations.

ITEM 7.  FINANCIAL STATEMENTS.









                                WIEN GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003

Board of Directors and Stockholders
Wien Group, Inc.
Jersey City, New Jersey

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheet of Wien Group, Inc. and consolidated joint venture as of June 30, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wien Group, Inc. and consolidated joint venture as of June 30, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Hays & Company LLP
September 24, 2003
New York, New York

Board of Directors and Stockholders
Wien Group, Inc.
Jersey City, New Jersey

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Wien Group, Inc. and consolidated joint venture for the year ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Wien Group, Inc. and consolidated joint venture for the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.




/s/ Lilling & Company LLP
August 8, 2002
Great Neck, New York

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

CONSOLIDATED BALANCE SHEET
JUNE 30, 2003

--------------------------------------------------------------------------------



ASSETS

Cash and cash equivalents ....................................        $ 110,970
Interest receivable ..........................................            3,378
Securities, available for sale, at market value ..............           33,000
Notes receivable, related party ..............................           25,000
                                                                      ---------

                                                                      $ 172,348
                                                                      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Loans payable, related party .................................        $  30,000
Accrued expenses .............................................           26,566
                                                                      ---------
                                                                         56,566
                                                                      ---------

MINORITY INTEREST ............................................           16,500
                                                                      ---------

STOCKHOLDERS' EQUITY

Common stock; $0.01 par value, 5,000,000 shares
  authorized, 2,997,000 shares issued and
  2,989,636 shares outstanding ...............................           29,970
Additional paid in capital ...................................          168,030
Accumulated deficit ..........................................          (98,718)
Treasury stock, 7,364 shares, at cost ........................             --
                                                                      ---------
                                                                         99,282
                                                                      ---------

                                                                      $ 172,348
                                                                      =========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30,

--------------------------------------------------------------------------------



                                                        2003            2002
                                                    -----------     -----------

REVENUE

Fee income .....................................    $    67,000     $    22,037
Interest and dividend income ...................          4,086           3,565
Realized (loss) gain ...........................         (1,025)          1,650
                                                    -----------     -----------
                                                         70,061          27,252
                                                    -----------     -----------

EXPENSES

Consulting fees ................................         11,500          25,000
Legal and accounting fees ......................         41,663          19,305
Transfer agent fees ............................          4,584           4,977
Occupancy ......................................           --             8,374
Other expenses .................................          4,522           3,037
                                                    -----------     -----------
                                                         62,269          60,693
                                                    -----------     -----------

Income (loss) before minority interest in
  joint venture earnings .......................          7,792         (33,441)

Minority interest in joint venture earnings ....        (29,750)         (4,365)
                                                    -----------     -----------

Net loss .......................................    $   (21,958)    $   (37,806)
                                                    ===========     ===========

Basic and diluted net loss per share ...........    $     (0.01)    $     (0.01)
                                                    ===========     ===========

Weighted average number of shares
  outstanding ..................................      2,958,266       2,939,252
                                                    ===========     ===========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2002 AND 2003

--------------------------------------------------------------------------------




                             COMMON STOCK                                     TREASURY STOCK
                         ---------------------                            --------------------
                                                  PAID IN   ACCUMULATED
                           SHARES      AMOUNT     CAPITAL     DEFICIT      SHARES      AMOUNT      TOTAL
                         ---------   ---------   ---------   ---------    ---------   --------   ---------

BALANCE-JULY 1, 2001 .   2,937,000   $  29,370   $ 162,630   $ (38,954)       7,364   $   --     $ 153,046

Issuance of common
  stock for services .      10,000         100         900        --           --         --         1,000

Net loss .............        --          --          --       (37,806)        --         --       (37,806)
                         ---------   ---------   ---------   ---------    ---------   --------   ---------

BALANCE- JUNE 30, 2002   2,947,000      29,470     163,530     (76,760)       7,364       --       116,240

Issuance of common
  stock for services .      50,000         500       4,500        --           --         --         5,000

Net loss .............        --          --          --       (21,958)        --         --       (21,958)
                         ---------   ---------   ---------   ---------    ---------   --------   ---------

BALANCE- JUNE 30, 2003   2,997,000   $  29,970   $ 168,030   $ (98,718)       7,364   $   --     $  99,282
                         =========   =========   =========   =========    =========   ========   =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30,

--------------------------------------------------------------------------------

                                                          2003           2002
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .........................................     $ (21,958)     $ (37,806)
                                                       ---------      ---------
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities
Securities received for services, net ............       (33,000)          --
Stock compensation ...............................         5,000          1,000
Realized loss (gain) .............................         1,025         (1,650)
Minority interest in joint venture ...............        29,750          4,365
Decrease (increase) in accounts receivable .......         2,000         (2,000)
Increase in interest receivable ..................        (3,378)          --
Increase (decrease) in accrued expenses ..........        22,066         (5,435)
                                                       ---------      ---------

Total adjustments ................................        23,463         (3,720)
                                                       ---------      ---------

NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES .....................................         1,505        (41,526)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in note receivable, related
  party ..........................................          --          (25,000)
Proceeds from sale of securities .................        10,900           --
                                                       ---------      ---------

NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES .....................................        10,900        (25,000)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Joint venture distributions ......................       (13,250)        (4,365)
                                                       ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ........          (845)       (70,891)

CASH AND CASH EQUIVALENTS - BEGINNING OF
  YEAR ...........................................       111,815        182,706
                                                       ---------      ---------

CASH AND CASH EQUIVALENTS - END OF YEAR ..........     $ 110,970      $ 111,815
                                                       =========      =========

Supplemental disclosure of cash flow
  information:
  Cash paid during the periods for:
    Income taxes .................................     $     234      $    --
                                                       =========      =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
--------------------------------------------------------------------------------

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Wien Group, Inc. (the "Company") was originally incorporated in New York in 1968 and became known as Wien Group, Inc. in 1974. The Company conducted a public relations business and traded in the public market until December 1991 when the corporation ceased operations. The Company remained inactive until September 1998 when the corporation reacquired its good standing status with the State of New York. The Company did not conduct any business through July 2001, when it initiated its current business.

         The Company provides corporate financial advisory services to small and emerging companies that require advisory services to continue their growth within their respective industry. The Company primarily focuses on the manufacturing, retail, music & entertainment, and health care industries. These services include: general corporate finance, merger and acquisition advisory services, consulting on overall corporate strategy, facilitating asset-based lending, and arranging equipment-leasing contracts. The Company considers all of its corporate financial advisory services as operations in a single segment.

         The Company and its joint venture partner United Institutional Investors, Inc. ("United") have developed a network of relationships through which potential clients are introduced. This network is currently the primary resource for originating business. To further expand our client base we intend, as soon as financial resources permit, to commence a marketing campaign that involves print advertisements in targeted trade publications.

         USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
--------------------------------------------------------------------------------

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Wien Group, Inc. and United, its consolidated joint venture. All significant inter-company transactions have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS

         The Company  considers  all highly  liquid  investments  with  original
         maturities   when  purchased  of  three  months  or  less  to  be  cash equivalents. At times, such balances may exceed insured limits.

         SECURITIES

         Securities, which are classified as "available for sale", are recorded at fair value. Unrealized gains or losses are recorded net of income taxes as accumulated other comprehensive income or loss in shareholders' equity, whereas realized gains and losses are recognized in the Company's statements of operations using the first-in, first-out method.

         Securities for which a public market exist are valued at quoted market prices at the balance sheet date. In establishing the fair value of the non-publicly traded securities, the Company takes into consideration the financial condition and operating results of the company, the nature of the investment, the price of subsequent rounds of financing, and other factors the Company deems appropriate. Certain of the companies have had acquisition transactions, liquidity events, subsequent rounds of financing, lack of viability or other events that could affect the ultimate realization of the investment. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the nonpublicly traded securities existed, and the differences could be material.

         INCOME TAXES

         The Company accounts for deferred income taxes using the liability method. The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statements and income tax bases of assets and liabilities, using enacted tax rates and laws currently in effect. Additionally, net deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is uncertain that some portion or all of the net deferred tax assets will not be realized.

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
--------------------------------------------------------------------------------

         REVENUE RECOGNITION

         Fee income from financial advisory services is recorded when services are provided. Securities received as payment for services are recorded at either the value of the services rendered or the value of the securities received, which ever is more readily determinable.

         SIGNIFICANT CREDIT RISK

         Cash balances and securities are held by brokerage companies located in New York City and New Jersey. Such amounts may exceed insured limits.

         BASIC AND DILUTED EARNINGS PER COMMON SHARE

         The Company displays earnings per share in a dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         At June 30, 2003 the Company did not have any common stock equivalents, and therefore, basic and diluted earnings per share are identical.

         RECLASSIFICATIONS

         Certain   reclassifications   have  been  made  to  the  prior   year's
         consolidated   financial   statements  to  conform  with  current  year
         classifications.

2.       SECURITIES

         Securities owned consist of publicly and non-publicly traded securities which are subject to certain selling restrictions. During the year ended June 30, 2003, the Company sold its investment in Aberdeen Asia Pacific Prime Income Fund for $10,900, which resulted in a realized loss of $1,025. Securities received for services are valued at cost, which in management's opinion approximates fair value due to lack of marketability and selling restrictions. During the year ended June 30, 2003, the Company received securities valued at $35,500 as payment for consulting services and paid a consultant with securities valued $2,500.

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
--------------------------------------------------------------------------------

         Securities, available for sale consist of the following at June 30, 2003:

         Shares

          50,000  Security Intelligence                        $  5,000
         200,000  GSI Technologies USA Inc.                       5,500
           7,500  IWT Testoro Corp.                               7,500
          25,000  Health Re-Nu                                   15,000
         100,000  Bio Defense Corporation                           -
                                                              ---------
                                                               $ 33,000

3.       NOTES RECEIVABLE, RELATED PARTY

         In May 2002, the Company loaned $25,000 to Sassoon Financial Holdings, Inc. The note was originally due July 14, 2002 with interest at 12% per annum. The note was subsequently extended through September 30, 2003 at the same rate of interest. The Company's executive vice president is a director of Sassoon.

4.       LOANS PAYABLE, RELATED PARTY

         On June 22, 1999, the Company borrowed $5,000; and on October 26, 1999, the Company borrowed an additional $25,000 from Wien Securities, Inc., an entity in which the Company's president and principle shareholder is an officer and director. Under the terms of the promissory notes, the Company pays no interest on the outstanding balances. The notes are due and payable on December 31, 2003. (See note 8)

5.       COMMON STOCK TRANSACTIONS

         In February 2003, the Company issued 50,000 shares of its common stock to an unrelated entity as a finder's fee relating to the introduction to United. In connection with this issuance, the Company recorded $5,000 as consulting fee expense, the estimated fair value of the services provided, in the accompanying consolidated statement of operations for the year ended June 30, 2003.

         In July 2001, the Company issued 10,000 shares of its common stock as compensation for consulting services rendered. In connection with this issuance, the Company recorded $1,000 as consulting fee expense, the estimated fair value of the services provided, in the accompanying consolidated statement of operations for the year ended June 30, 2002.

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
--------------------------------------------------------------------------------

6.       INCOME TAXES

         The Company has net operating losses for tax purposes totaling approximately $98,000 at June 30, 2003 that are available to offset future taxable income and expire in years commencing in 2021. The Company does not have any current income tax expense due to its taxable loss for the year.

         Deferred income taxes consist of the following for the years ended June 30:

                                                  2003           2002
                                                --------      --------

         Deferred income tax benefit ......     $  5,100      $ 11,700
         Valuation allowance ..............       (5,100)      (11,700)
                                                --------      --------
         Net deferred tax benefit .........     $   --        $   --
                                                ========      ========

         Deferred tax assets consist of the following at June 30, 2003:


         Deferred tax asset - beginning of year ........      $ 19,400
         Deferred income tax benefit ...................         5,100
         Valuation allowance ...........................       (24,500)
                                                              --------
         Deferred tax asset - end of year ..............      $   --
                                                              ========

         The  Company  has   provided  for a  full  valuation  allowance  on the
         deferred tax asset due to the uncertainty of its realization.

7.       RELATED PARTY TRANSACTIONS

         On July 1, 2001 the Company entered into a joint venture agreement with United, an entity controlled by our executive vice president and director. Under the terms of the agreement, the Company will work jointly, on a non-exclusive basis, with United to provide advisory services to small and emerging growth companies. These services include corporate finance, merger and acquisition advisory services, consulting on overall corporate strategy, and facilitating asset-based lending. Under the terms of the agreement, the Company will pay 50% of the expenses incurred by the joint venture and will share equally in all revenues derived by the joint venture. The agreement gives the Company full, exclusive and complete discretion in the management of the business of United, therefore, the consolidated financial statements include the accounts of Wien Group, Inc. and United.

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
--------------------------------------------------------------------------------

         A director of the Company owns a controlling interest in Advantage Mergers and Acquisitions, Inc. The Company paid $25,000 to this company during the year ended June 30, 2002 for consulting related to the filing of its registration statement with the Securities and Exchange Commission

         The Company's  offices are provided  without rent by an entity which is
         owned  and   controlled  by  the  Company's   president  and  principal
         shareholder.

8.       SUBSEQUENT EVENT

         On July 30, 2003, the Company and Wien Securities, Inc. agreed to settle its $30,000 loan in exchange for 150,000 shares of the Company's common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On July 31, 2003, Registrant's independent accountants, Lilling & Company LLP of Great Neck, New York ("Lilling") determined that it no longer wanted to be an independent auditor for any public companies and informed us of its resignation as our independent auditor.

     Our Board of Directors approved the resignation of Lilling on July 31, 2003. During the fiscal year ended June 30, 2002 and during the subsequent interim period through July 31, 2003, there were no disagreements with Lilling on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which disagreements if not resolved to the satisfaction of Lilling would have caused them to make reference thereto in their report on the financial statements for such years.

     Simultaneously with the dismissal of our former auditors, we engaged Hays & Company, LLP ("Hays") as our independent public auditors, replacing our former auditor, Lilling. Our Board of Directors approved the appointment of Hays as our independent accountants and auditors on July 31, 2003. During the most recent fiscal year and subsequent interim period, we have not consulted with Hays regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements, or (ii) any matter that was either the subject of disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 8A. CONTROLS AND PROCEDURES.

     The principal executive officer and principal financial officer of the Company, who are the same person ("the Certifying Officer") with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c) under the Exchange Act) within 90 days prior to the filing of this annual report. Based upon the evaluation, the Certifying Officer concludes that the Company's disclosure controls and procedures are effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting. We do not currently pay compensation to directors for services in that capacity.

     Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. On June 19, 2003, Stephen Wien, Edith Wien, Margaret Chou, and William Ryder filed Form 3 Initial Statement of Beneficial Ownership of Securities forms with the Commission. There were filed manually before the change in the rules which require that all Form 3, 4, and 5 filings must be done via EDGAR. On August 1, 2003, following the rule change regarding filing, Alan Hirsch filed his Form 3 with the Commission via EDGAR.

                                   MANAGEMENT

     The  following  table sets forth the current  officers and directors of the
Company:

     Name                       Age          Position
     ----                       ---          --------

     Stephen S. Wien            65           President, Chief Executive Officer,
                                               Chief Financial Officer,
                                               and Chairman

     Alan D. Hirsch             43           Executive Vice President and
                                               Director

     William Ryder              46           Vice President and Secretary

     Margaret Chou              50           Vice President and Treasurer

     Buddy Young                68           Director

STEPHEN S. WIEN

     Since 1974 Mr. Wien has served as our chairman, president, and chief executive officer. He is also our principal shareholder. In addition to his duties at the Company, he currently serves as Executive Vice President, and a director of Wien Securities Corp., a NASD broker-dealer. He has held these positions at Wien Securities since 1984. Mr. Wien serves as an officer and director of both companies. Mr. Wien serves as an officer and director of both companies, thereby creating a situation where the companies are under common control. Further, the companies share offices space and there are loans between the companies. Other than the limited association created by these instances, there is no other connection or affiliation between the two companies. In the future, Mr. Wien and the companies will make every effort to keep the affiliation limited and will use their best efforts to reduce the interaction between the two companies and such affiliation. For more than 40 years, Mr. Wien has worked in the securities industry as a trader and manager. During that time, he served on the NASD Board of Governors, the District Business Conduct Committee for District No. 12 (New York), the District Arbitration Committee, and the NASD's Nominating Committee for the National Securities Clearing Corporation. He has also held the position of president of the New York Securities Dealers Association and treasurer of the Security Traders Association of New York. Additionally, he has acted as an advisor to a number of companies in regard to the raising of equity capital, mergers and acquisitions, the development of business plans, and overall corporate strategy.

     In July 1982, the Securities and Exchange Commission (the "Commission") issued "Findings and Order Imposing Remedial/Sanctions" (the "Order"). The Order was issued following the Commission's finding that Mr. Wien failed to properly monitor and maintain the minimum net capital requirements for M.S. Wien & Co. of which he was a principal. Pursuant to the Order, Mr. Wien was suspended from participating in the securities industry for 30 days and barred from being associated in a supervisory or proprietary capacity with any other securities dealer for two years. Following the 30-day suspension, Mr. Wien returned to work in the securities business. However, he was still subject to a "statutory disqualification." In December 1986, the Commission granted Mr. Wien's Application for Relief from a Statutory Disqualification, and Mr. Wien was permitted to associate with Wien Securities, Inc., as a registered principal. In August 1989, the Commission issued a letter permitting Mr. Wien to associate with Wien Securities Corporation in a proprietary capacity, subject to certain restrictions.

     Mr. Wien currently serves on the board of directors of the Bone Marrow Foundation, is a past member of the board of directors of Montammy Golf Club, and a former trustee of the Ft. Lee Jewish Community Center.

ALAN D. HIRSCH

     Mr. Hirsch joined us as our executive vice president and a director on October 15, 2001. In addition to his duties at the Company, Mr. Hirsch serves as president of United Institutional Investments, Inc. (see CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, page 30). He has extensive experience as an investment banker specializing in private and public middle market growth companies, as a savings and mortgage banker. From 1980 to 1989, Mr.

Hirsch worked in commercial banking as a lending officer. In 1986, Mr. Hirsch joined The Savings Bank of Rockland County and was appointed president of the bank's commercial lending subsidiary, First American Mortgage. He was also a director. From 1989 to 1993, Mr. Hirsch was an investment and merchant banker specializing in the public small-cap arena. From 1993 to 1997, Mr. Hirsch was co-founder and president of Gigwear Company, Inc. Gigwear, a theme retailer specializing in rock-and-roll memorabilia, licensed apparel, and collectibles. In 1998, he formed United Institutional Investments, Inc. Located on Wall Street, United works with small and emerging companies. Mr. Hirsch received his B.A. from the University of Oklahoma and pursued graduate studies at the New School for Social Research in New York. His specialized studies include the School of Mortgage Banking and New York University Real Estate School. He lives in New Jersey with his wife and three sons.

WILLIAM RYDER

     Since September 1998, William Ryder has served as a vice president and secretary of the Corporation. He began his securities career in 1985 at E.F. Hutton & Co. Later, Mr. Ryder joined the staff of Citibank where he worked in a number of areas within the bank's financial institutions and securities divisions. After leaving Citibank, Mr. Ryder worked for several national and regional broker-dealers as a staff attorney and compliance officer. He has been responsible for managing and supervising all regulatory, legal, and compliance department activities, including, but not limited to, new accounts, registration, surveillance, internal audit, annual compliance meetings, regulatory review, customer complaints, and arbitrations. Mr. Ryder has supervised the sales and trading activities of up to 100 sales representatives and traders. Mr. Ryder is an attorney, admitted to practice in New York, New Jersey, and Connecticut, and holds the following qualification licenses: Series 7, General Securities Representative; Series 63, Uniform Securities Agent; Series 24, General Securities Principal; Series 53, Municipal Securities Principal; Series 55, Equities Trader; and Series 4, Options Principal.

MARGARET CHOU

     Ms. Chou has served as vice president and treasurer since September 1998. She is an experienced financial executive having held various management positions in the financial industry. In addition to her duties at our company, Ms. Chou is currently the chief financial principal at Wien Securities Corp. She has held that position since 1984. From 1980 to 1984, Ms. Chou served as assistant to the controller at Wien Securities.

     Educated in Taipei, Taiwan, she received a Bachelor of Arts in English from Soochow University in Taipei and a Master of Business Administration from Seton Hall University, South Orange, New Jersey. Additionally, Ms. Chou is a NASD licensed Series 7, General Securities Representative, and a Series 27, Financial Principal.

BUDDY YOUNG

     Appointed to the board of directors on December 3, 2001, Mr. Young has served during the past 17 years as president, chief executive officer, and chairman of the board of directors of a number of publicly traded companies. Since August 1996, he has also been engaged in a privately owned merger and acquisition business that does business under the name of Advantage Mergers and Acquisitions. From August 1998 until February 2002, he served as president, chief executive officer, and a director of Sporting Magic, Inc. From 1992 until July 1996, he served as president and chief executive officer of Bexy Communications, Inc. Both Sporting Magic's and Bexy's stock was traded on the OTC Bulletin Board system. From June 1983 until December 1991, Mr. Young was president, chief executive officer, and a director of Color Systems Technology, Inc., a publicly held company whose stock traded on the American Stock Exchange. Color Systems' major line of business was the use of its patented computer process for the conversion of black and white motion pictures to color. Prior to joining Color Systems, Mr. Young served from 1965 to 1975 as director of West Coast advertising and publicity for United Artists Corporation; from 1975 to 1976, as director of worldwide advertising and publicity for Columbia Pictures Corp.; from 1976 to 1979, as vice president of worldwide advertising and publicity for MCA/Universal Pictures, Inc.; and from 1981 to 1982, as a principal in the motion picture consulting firm of Powell & Young. For over twenty-five years, Mr. Young has been an active member of The Academy of Motion Picture Arts and Sciences and has served on a number of industry-wide committees.

TERMS OF OFFICER AND DIRECTORS:

     Directors are elected to serve until the next annual meeting of shareholders or until their respective successors are elected and qualified. The executive officers of the Company are elected by the Company's Board of Directors. Each executive officer will hold office until his successor is duly elected and qualified, until his resignation or until he shall be removed in the manner provided by in the Company's By-Laws.

AUDIT COMMITTEE

     Our Audit Committee consists of Stephen S. Wien, Margaret Chou and William Ryder. Ms. Chou is our designated financial person. Ms. Chou has a great deal of experience with accounting and finance, including holding the position of Chief Financial Officer for Wien Securities Corp. since 1984.

ITEM 10.  EXECUTIVE COMPENSATION.

     As a result of our current limited available cash, no officer or director of the Company received compensation during the fiscal year ended June 30, 2003. We intend to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended June 30, 2003. We currently have no employment agreement with any officer of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of the Company's outstanding Common Stock as of June 30, 2003, by each person known by us to own beneficially more than 5% of the outstanding Common Stock, by each of our directors and by all directors and officers of as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of Common Stock except to the extent that authority is shared by spouses under applicable law. Unless otherwise indicated, the address of each stockholder listed in the table is 525 Washington Boulevard, Jersey City, New Jersey 07310

                                                                 Percentage of
                                       Number of                 Class Owned
Name                                 Shares Owned               Before Offering
----                                 ------------               ---------------

Margaret Chou                             15,000                     0.51%

Alan Hirsch                                    0                     0%

William P. Ryder                          20,000                     0.68%

Edith Wien (1)                           500,000                    16.89%

Stephen S. Wien                        1,147,885                    38.80%

Buddy Young                               20,000                     0.68%
17337 Ventura Blvd.
Encino, CA 91316

All officers and directors
as a group (5 persons)                 1,702,885                    57.56%
---------------
(1) Edith Wien is the wife of Stephen S. Wien, our Chairman, President, and Chief Executive Officer. She is considered an affiliate and her shares are included in the calculation of the shares owned by "all officers and directors."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 22, 1999, we borrowed $5,000; and on October 26, 1999, we borrowed $25,000 from Wien Securities, Inc., an entity in which our president and principle shareholder is an officer and director. Under the terms of the promissory notes, we pay no interest. The notes are due and payable on December 31, 2003. On July 30, 2003, the Company and Wien Securities, Inc. agreed to settle its $30,000 loan in exchange for 150,000 shares of the Company's common stock.

     As stated earlier, we utilize office space, at no cost, consisting of approximately 2,000 square feet from Wien Securities, Inc., an entity controlled by our president and principle shareholder.

     On July 1, 2001 we entered into a joint venture agreement with United Institutional Investments, Inc., an entity controlled by our executive vice president and director, Alan Hirsch (see BUSINESS, page 3).

     Under the terms of the agreement we will work jointly, on a non-exclusive basis, with United to provide advisory services to small and emerging growth companies. These services include, corporate finance, merger and acquisition advisory services, consulting on overall corporate strategy, and facilitating asset-based lending.

     Under the terms of the agreement we will pay 50 percent of the expenses incurred by the joint venture and will share equally in all revenues derived by the joint venture.

     In May 2002, we loaned $25,000 to Sassoon Financial Holdings, Inc. The note was due July 14, 2002 with interest at 12% per annum. The note was extended through September 30, 2003 at the same rate of interest. Alan Hirsch, the Company's executive vice president is a director of Sassoon. The information stated herein is current as of September15, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

     31.1 Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. 31.2 Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS ON FORM 8-K

     We did not file any reports on Form 8-K during the fiscal year ended June 30, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    October 10, 2003      WIEN GROUP, INC.

                               By:  /s/ Stephen S. Wien
                                    --------------------------------------------
                                    Stephen S. Wien
                                    President, Chief Executive Officer and Chief
                                    Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:    October 10, 2003           /s/ Stephen S. Wien
                                    --------------------------------------------
                                    Stephen S. Wien
                                    President, Chief Executive Officer, Chief
                                    Financial Officer and Director (Principal
                                    Executive, Financial and Accounting Officer)


Date:    October 10, 2003           /s/ Alan Hirsch
                                    --------------------------------------------
                                    Alan Hirsch
                                    Executive Vice President and Director


Date:    October 10, 2003           /s/ Buddy Young
                                    --------------------------------------------
                                    Buddy Young
                                    Director