Form 10QSB
period 2003-09-30
WIEN GROUP INC
filed 2003-11-12
CIK 1141500

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003


[_] Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

                        Commission File Number: 000-50292

                                WIEN GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

         New York                                                30-0127996
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              525 Washington Blvd.
                          Jersey City, New Jersey 07310
                    Issuer's Telephone Number: (201) 216-0096
            (Address and phone number of principal executive offices)



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]    No [_]

         The Registrant has 3,014,636 shares of Common stock, par value $0.01 per share outstanding as of October 31, 2003.

         Transitional  Small Business  Disclosure  Format (check one)
                               Yes [_]    No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet
            September 30, 2003 (Unaudited) ................................    3

         Condensed Consolidated Statements of Operations
            Three Months Ended September 30, 2003 and
            2002 (Unaudited) ..............................................    4

         Condensed Consolidated Statement of Changes in
         Stockholders' Equity
            Three Months Ended September 30, 2003 (Unaudited) .............    5

         Condensed Consolidated Statements of Cash Flows
            Three Months Ended September 30, 2003 and
            2002 (Unaudited) ..............................................    6

         Notes to Condensed Consolidated Financial Statements
            (Unaudited) ...................................................    7

Item 2.  Management's Discussion and Analysis or Plan of
            Operation .....................................................   10

Item 3.  Controls and Procedures ..........................................   12


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   13

Item 2.  Changes in Securities and Use of Proceeds ........................   13

Item 3.  Defaults upon Senior Securities ..................................   13

Item 4.  Submission of Matters to a Vote of Security Holders ..............   13

Item 5.  Other Information ................................................   13

Item 6.  Exhibits and Reports on Form 8-K .................................   13

Signatures ................................................................   14

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents ....................................        $  87,859
Securities, available for sale, at market value ..............           33,000
Interest receivable ..........................................            4,128
Note receivable, related party ...............................           25,000
                                                                      ---------

                                                                      $ 149,987
                                                                      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Loans payable, related party .................................        $  30,000
Accrued expenses .............................................           20,000
                                                                      ---------
                                                                         50,000
                                                                      ---------

MINORITY INTEREST ............................................           16,500
                                                                      ---------

STOCKHOLDERS' EQUITY
Preferred stock, Series A convertible, $0.01
par value, 1,000 shares authorized, no shares
issued .......................................................             --
Common stock; $0.01 par value, 25,000,000
shares authorized, 3,022,000 shares issued and
3,014,636 outstanding ........................................           30,220
Additional paid in capital ...................................          172,780
Accumulated deficit ..........................................         (119,513)
Treasury stock, 7,364 shares at cost .........................             --
                                                                      ---------
                                                                         83,487
                                                                      ---------

                                                                      $ 149,987
                                                                      =========


See notes to condensed consolidated financial statements

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

                                                        2003            2002
                                                    -----------     -----------

REVENUE

Fee income .....................................    $      --       $    10,500
Interest and dividend income ...................            800             317
Realized loss on sale of securities ............           --            (1,025)
                                                    -----------     -----------
                                                            800           9,792
                                                    -----------     -----------

EXPENSE

Legal and accounting fees ......................         19,000           9,312
Transfer agent fees ............................          1,800           1,401
Consulting fees ................................           --             1,500
Other expenses .................................            795           1,196
                                                    -----------     -----------
                                                         21,595          13,409
                                                    -----------     -----------

Loss before minority interest in joint
   venture earnings ............................        (20,795)         (3,617)

Minority interest in joint venture earnings ....           --            (4,000)
                                                    -----------     -----------

Net loss .......................................    $   (20,795)    $    (7,617)
                                                    ===========     ===========


Basic and diluted net loss per share ...........    $     (0.01)    $     (0.00)
                                                    ===========     ===========

Weighted average number of shares
   outstanding .................................      3,001,430       2,970,046
                                                    ===========     ===========


See notes to condensed consolidated financial statements


WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


                                COMMON STOCK                                    TREASURY STOCK
                           ---------------------    PAID IN   ACCUMULATED   --------------------
                            SHARES       AMOUNT     CAPITAL     DEFICIT      SHARES      AMOUNT      TOTAL
                           ---------   ---------   ---------   ---------    ---------   --------   ---------

BALANCE-JULY 1, 2003 ...   2,997,000   $  29,970   $ 168,030   $ (98,718)       7,364   $   --     $  99,282

Issuance of common stock
    for cash ...........      25,000         250       4,750        --           --         --         5,000

Net loss ...............        --          --          --       (20,795)        --         --       (20,795)
                           ---------   ---------   ---------   ---------    ---------   --------   ---------

BALANCE-
    SEPTEMBER 30, 2003 .   3,022,000   $  30,220   $ 172,780   $(119,513)       7,364   $   --     $  83,487
                           =========   =========   =========   =========    =========   ========   =========


See notes to condensed consolidated financial statements

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

                                                            2003         2002
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss .............................................   $ (20,795)   $  (7,617)
                                                         ---------    ---------
Adjustments to reconcile net loss to net
cash used in operating activities
Realized loss on sale of securities ..................        --          1,025
Accounts receivable ..................................        --          2,000
Interest receivable ..................................        (750)        --
Accrued expenses .....................................      (6,566)       4,221
                                                         ---------    ---------
Total adjustments ....................................      (7,316)       7,246
                                                         ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES ................     (28,111)        (371)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of securities .....................        --         10,900
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Issuance of common stock for cash ....................       5,000         --
                                                         ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..............     (23,111)      10,529

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ......     110,970      111,815
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD ............   $  87,859    $ 122,344
                                                         =========    =========


Supplemental disclosure of cash flow information:
Cash paid during the periods for:

Income taxes .........................................   $    --      $     234
                                                         =========    =========


See notes to condensed consolidated financial statements

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003
-------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION AND ORGANIZATION

         BASIS OF PRESENTATION

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2003, and the consolidated results of its operations and its cash flows for the three months ended September 30, 2003 and 2002. The results of operations for the three months ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year. Certain amounts for the three months ended September 30, 2002 have been reclassified to conform to the presentation of amounts for the three months ended September 30, 2003.

         The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB at June 30, 2003.

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

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


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

2.       SECURITIES

         Securities owned consist of publicly and non-publicly traded securities which are subject to certain selling restrictions. During the period ended September 30, 2002, the Company sold its investment in Aberdeen Asia Pacific Prime Income Fund for $10,900, which resulted in a realized loss of $1,025. Securities received for services are valued at cost, which in management's opinion approximates fair value due to lack of marketability and selling restrictions.

         Securities, available for sale consist of the following at September 30, 2003:

           SHARES
           ------

           50,000   Security Intelligence Technologies, Inc.   $  5,000
          200,000   GSI Technologies USA Inc. ..............      5,500
            7,500   IWT Testoro Corp. ......................      7,500
           25,000   Health Re-Nu ...........................     15,000
          100,000   Bio Defense Corporation ................       --
                                                               --------
                                                               $ 33,000

3.       NOTES RECEIVABLE, RELATED PARTY

         In May 2002, the Company loaned $25,000 to Sassoon Financial Holdings, Inc. The note was originally due July 14, 2002 with interest at 12% per annum. The note was subsequently extended through November 30, 2003 at the same rate of interest. The Company's executive vice president is a director of Sassoon.

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


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

         On July 30, 2003, the Company and Wien Securities, Inc. agreed to settle its $30,000 loan in exchange for 150,000 shares of the Company's common stock. Issuance of these shares was not completed at September 30, 2003.

5.       COMMON STOCK TRANSACTIONS

         The Company issued 25,000 shares of its common stock during the three months ended September 30, 2003 for total proceeds of $5,000.

6.       RELATED PARTY TRANSACTIONS

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

7.       SUBSEQUENT EVENT

         In October 2003, the Company's attorney requested to settle $10,000 of its outstanding legal fees in exchange for 50,000 shares of the Company's common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This quarterly report and other reports issued by the Company, including reports filed with the Securities and Exchange Commission, may contain "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that deal with future results, plans or performances. In addition, the Company's management may make such statements orally, to the media, or to securities analysts, investors or others. Accordingly, forward-looking statements deal with matters that do not relate strictly to historical facts. The Company's future results may differ materially from historical performance and forward-looking statements about the Company's expected financial results or other plans are subject to a number of risks and uncertainties. This section and other sections of this quarterly report may include factors that could materially and adversely impact the Company's financial condition and results of operations. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to revise or update any forward-looking statements after the date hereof.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

GENERAL

We had no revenue from consulting and investment banking during the quarter ended September 30, 2003 and $10,500 during the same period in 2002. During the quarter ended September 30, 2003, we entered into no new contracts compared to three during the same period in 2002.

Interest and dividend income was $800 during the quarter ended September 30, 2003 and $317 during the same period in 2002, a decrease of $483 or 152%. The decrease was due to lower interest rates and less capital invested.

We had no realized gains or losses on the sale of securities during the quarter ended September 30, 2003 and incurred a realized loss of $1,025 on the sale of securities during the same period in 2002.

COSTS AND EXPENSES

During the quarter ended September 30, 2003 our expenses increased to $21,595 from $13,409 for the quarter ended September 30, 2002. This represents an increase of $8,186, or approximately 61%. This increase was due primarily to an increase in professional fees of $9,688 and a decrease in consulting fees of $1,500.

Overall, our losses increased to $20,795 for the quarter ended September 30, 2003, from $7,617 in the same period in 2002. This represents an increase of $13,178, or approximately 173%. As a result of our principal shareholder allowing the Company to utilize office space at no cost, we did not have any rent expense during the quarter ended September 30, 2003. Additionally, both our president and executive vice president agreed not to take any salary until cash flow permits.

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

Within the next few months we intend to apply for a listing of our common stock on either the Over-The-Counter Bulletin Board System or the Pink Sheets Electronic Quotation Service. Both the Over-The-Counter Bulletin Board System and the Pink Sheets Electronic Quotation Service have certain listing requirements. There can be no assurance that we will be able to meet these requirements for listing, or be successful in our efforts to get our common stock listed on any alternative exchange.

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

ITEM 3. CONTROLS AND PROCEDURES

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

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                       None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS       None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended September 30, 2003, no matters were submitted to the Company's security holders.

ITEM 5.  OTHER INFORMATION

         In the Company's Form 10-KSB, filed with the Commission on October 10, 2003, we erroneously stated that the Company's authorized stock consisted of only 5,000,000 shares of common stock. The correct statement is that the Company's authorized stock consists of 25,000,000 shares of common stock and 1,000 shares of preferred stock. These amounts were correctly reported in the Company's previous filings with the Commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  31.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  Form 8-K filed on August 6, 2003
                           Item 4.  Change in Registrant's Certifying Accountant

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WIEN GROUP, INC.
                                  (Registrant)


Dated: November 12, 2003                    /S/ STEVEN S. WIEN
                                            ------------------------------------
                                            President and Chief
                                            Executive Officer