Form 10QSB
period 2003-12-31
WIEN GROUP INC
filed 2004-02-12
CIK 1141500

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2003


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

                               Yes [X]    No [_]

         The Registrant has 3,214,636 shares of Common stock, par value $0.01 per share outstanding as of January 31, 2004.

         Transitional Small Business Disclosure Format (check one)

                               Yes [_]    No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB


PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet
            December 31, 2003 (Unaudited) .................................... 3

         Condensed Consolidated Statements of Operations
            Six and Three Months Ended December 31, 2003
            and 2002 (Unaudited) ............................................. 4

         Condensed Consolidated Statement of Changes in
         Stockholders' Equity
            Six Months Ended December 31, 2003 (Unaudited) ..................  5

         Condensed Consolidated Statements of Cash Flows
            Six Months Ended December 31, 2003 and 2002
            (Unaudited) .....................................................  6

         Notes to Condensed Consolidated Financial
         Statements (Unaudited) .............................................  7

Item 2.  Management's Discussion and Analysis or Plan of
         Operation .......................................................... 10

Item 3.  Controls and Procedures ............................................ 12


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings .................................................. 13

Item 2.  Changes in Securities .............................................. 13

Item 3.  Defaults upon Senior Securities .................................... 13

Item 4.  Submission of Matters to a Vote of Security Holders ................ 13

Item 5.  Other Information .................................................. 13

Item 6.  Exhibits and Reports on Form 8-K ................................... 13

Signatures .................................................................. 14

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2003
--------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents .....................................       $  55,742
Securities, available for sale, at market value ...............          33,000
Interest receivable ...........................................           4,878
Note receivable, related party ................................          25,000
                                                                      ---------

                                                                      $ 118,620
                                                                      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Loans payable, related party ..................................       $  30,000
Accrued expenses ..............................................          10,000
                                                                      ---------
                                                                         40,000

MINORITY INTEREST .............................................          16,500
                                                                      ---------

STOCKHOLDERS' EQUITY
Preferred stock, Series A convertible, $0.01 par
  value, 1,000 shares authorized, no shares issued ............            --
Common stock; $0.01 par value, 25,000,000 shares
  authorized, 3,022,000 shares issued and 3,014,636
  outstanding .................................................          30,220
Additional paid in capital ....................................         172,780
Accumulated deficit ...........................................        (140,880)
Treasury stock, 7,364 shares at cost ..........................            --
                                                                      ---------
                                                                         62,120

                                                                      $ 118,620
                                                                      =========


See Notes to Condensed Consolidated Financial Statements

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
SIX AND THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------
                                      Six Months Ended              Three Months Ended
                                        December 31,                    December 31,
                                --------------------------    --------------------------
                                    2003           2002           2003           2002
                                -----------    -----------    -----------    -----------
REVENUE

Fee income ..................   $      --      $    16,500    $      --      $     6,000
Interest and dividend income          1,585          2,231            785          1,914
Realized loss on sale of
  securities ................          --           (1,025)          --             --
                                -----------    -----------    -----------    -----------
                                      1,585         17,706            785          7,914
                                -----------    -----------    -----------    -----------

EXPENSES

Legal and accounting fees ...        37,041         14,597         18,041          5,285
Transfer agent fees .........         3,300          2,451          1,500          1,050
Consulting fees .............          --            3,000           --            1,500
Other expenses ..............         3,406          1,797          2,612            600
                                -----------    -----------    -----------    -----------
                                     43,747         21,845         22,153          8,435
                                -----------    -----------    -----------    -----------

Loss before minority interest
  in joint venture earnings .       (42,162)        (4,139)       (21,368)          (521)

Minority interest in joint
  venture earnings ..........          --           (6,250)          --           (2,250)
                                -----------    -----------    -----------    -----------

Net loss ....................   $   (42,162)   $   (10,389)   $   (21,368)   $    (2,771)
                                ===========    ===========    ===========    ===========


Basic and diluted net loss
  per share .................   $     (0.01)   $     (0.00)   $     (0.01)   $     (0.00)
                                ===========    ===========    ===========    ===========

Weighted average number of
  shares outstanding ........     3,002,136      2,970,046      3,014,636      2,970,046
                                ===========    ===========    ===========    ===========


See Notes to Condensed Consolidated Financial Statements

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------
                             COMMON STOCK                                   TREASURY STOCK
                        ---------------------    PAID IN   ACCUMULATED   --------------------
                          SHARES     AMOUNT      CAPITAL     DEFICIT      SHARES      AMOUNT      TOTAL
                        ---------   ---------   ---------   ---------    ---------   --------   ---------

BALANCE-JULY 1, 2003    2,997,000   $  29,970   $ 168,030   $ (98,718)       7,364   $   --     $  99,282

Issuance of common
  stock for cash ....      25,000         250       4,750        --           --         --         5,000

Net loss ............        --          --          --       (42,162)        --         --       (42,162)
                        ---------   ---------   ---------   ---------    ---------   --------   ---------

BALANCE-
  DECEMBER 31, 2003 .   3,022,000   $  30,220   $ 172,780   $(140,880)       7,364   $   --     $  62,120
                        =========   =========   =========   =========    =========   ========   =========


See Notes to Condensed Consolidated Financial Statements

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                            2003         2002
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss .............................................   $ (42,162)   $ (10,389)
                                                         ---------    ---------
Adjustments to reconcile net loss to net
  cash used in operating activities
  Realized loss on sale of securities ................        --          1,025
  Accounts receivable ................................        --            250
  Interest receivable ................................      (1,500)        --
  Accrued expenses ...................................     (16,566)       1,135
                                                         ---------    ---------
Total adjustments ....................................     (18,066)       2,410
                                                         ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES ................     (60,228)      (7,979)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of securities ...................        --         10,900
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Issuance of common stock for cash ..................       5,000         --
                                                         ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..............     (55,228)       2,921

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ......     110,970      111,815
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD ............   $  55,742    $ 114,736
                                                         =========    =========


Supplemental  disclosure of cash flow information:
Cash paid during the periods for:

Income taxes .........................................   $    --      $    --
                                                         =========    =========


See Notes to Condensed Consolidated Financial Statements

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2003
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION AND ORGANIZATION

         BASIS OF PRESENTATION

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2003, and the consolidated results of its operations for the six and three months ended December 31, 2003 and 2002, and its consolidated cash flows for the six months ended December 31, 2003 and 2002. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior quarter amounts have been reclassified to conform to the presentation in the current year financial statements.

         The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the requirements of Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such requirements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB at June 30, 2003.

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

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2003
--------------------------------------------------------------------------------


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

2.       SECURITIES

         Securities owned consist of publicly and non-publicly traded securities which are subject to certain selling restrictions. During the six-month period ended December 31, 2002, the Company sold its investment in Aberdeen Asia Pacific Prime Income Fund for $10,900, which resulted in a realized loss of $1,025. Securities received for services are valued at cost, which in management's opinion approximates fair value due to lack of marketability and selling restrictions.

         Securities, available for sale consist of the following at December 31, 2003:

           SHARES

           50,000   Security Intelligence Technologies, Inc.   $  5,000
          200,000   GSI Technologies USA Inc. ..............      5,500
            7,500   IWT Testoro Corp. ......................      7,500
           25,000   Health Re-Nu ...........................     15,000
          100,000   Bio Defense Corporation ................       --
                                                               --------
                                                               $ 33,000

3.       NOTES RECEIVABLE, RELATED PARTY

         In May 2002, the Company loaned $25,000 to Sassoon Financial Holdings, Inc. The note was originally due July 14, 2002 with interest at 12% per annum. The note was subsequently extended through April 15, 2004 at the same rate of interest. The Company's executive vice president is a director of Sassoon.

4.       LOANS PAYABLE, RELATED PARTY

         On June 22, 1999, the Company borrowed $5,000; and on October 26, 1999, the Company borrowed an additional $25,000 from Wien Securities, Inc., an entity in which the Company's president and principle shareholder is an officer and director. Under the terms of the promissory notes, the Company pays no interest on the outstanding balances. The notes were due and payable on December 31, 2003.

WIEN GROUP, INC. AND CONSOLIDATED JOINT VENTURE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2003
--------------------------------------------------------------------------------


         On July 30, 2003, the Company and Wien Securities, Inc. agreed to settle its $30,000 loan in exchange for 150,000 shares of the Company's common stock. Issuance of these shares was not completed at December 31, 2003.

5.       COMMON STOCK TRANSACTIONS

         The Company issued 25,000 shares of its common stock during the six months ended December 31, 2003 for total proceeds of $5,000.

6.       RELATED PARTY TRANSACTIONS

         On July 1, 2001 the Company entered into a joint venture agreement with United, an entity controlled by the Company's executive vice president and director. Under the terms of the agreement, the Company will work jointly, on a non-exclusive basis, with United to provide advisory services to small and emerging growth companies. These services include corporate finance, merger and acquisition advisory services, consulting on overall corporate strategy, and facilitating asset-based lending. Under the terms of the agreement, the Company will pay 50% of the expenses incurred by the joint venture and will share equally in all revenues derived by the joint venture. The agreement gives the Company full, exclusive and complete discretion in the management of the business of United, therefore, the consolidated financial statements include the accounts of Wien Group, Inc. and United.

         The Company's  offices are provided  without rent by an entity which is
         owned  and   controlled  by  the  Company's   president  and  principal
         shareholder.

7.       SUBSEQUENT EVENTS

         In October 2003, the Company's attorney agreed to settle $10,000 of its outstanding legal fees in exchange for 50,000 shares of the Company's common stock. The shares were issued in January 2004.

         In January 2004, the Company issued 150,000 shares of its common stock to consultants for services rendered. As a result, the Company recorded consulting fee expense of $30,000. The consultants are related to the Company's President.

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

RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2002

GENERAL

We had no revenue from consulting and investment banking during the six and three months ended December 31, 2003 compared to $16,500 and $6,000 during the six and three months ended December 31, 2002. Due to our current limited personnel, we are concentrating solely on our existing contracts. As a result, we entered into no new contracts during the six months ended December 31, 2003 compared to six during the same period in 2002.

Interest and dividend income was $1,585 during the six months ended December 31, 2003 and $2,231 during the same period in 2002, a decrease of $646 or 29%. Interest and dividend income was $785 during the three months ended December 31, 2003 and $1,914 during the same period in 2002, a decrease of $1,129 or 59%. The decreases were due to lower interest rates and less capital invested.

We had no realized gains or losses on the sale of securities during the six months ended December 31, 2003 and incurred a realized loss of $1,025 on the sale of securities during the same period in 2002.

COSTS AND EXPENSES

During the six months ended December 31, 2003 our expenses increased to $43,747 from $21,845 for the six months ended December 31, 2002. This represents an increase of $21,902, or approximately 100%. This increase was due primarily to an increase in professional fees of $22,444.

During the three months ended December 31, 2003 our expenses increased to $22,153 from $8,435 for the three months ended December 31, 2002. This represents an increase of $13,718, or approximately 163%. This increase was due primarily to an increase in professional fees of $12,806.

Professional fees for the six and three months ended December 31, 2003 increased due to costs associated with our public filing requirements.

Overall, our losses increased to $42,162 for the six months ended December 31, 2003, from $10,289 in the same period in 2002. This represents an increase of $31,773, or approximately 309%.

For the three months ended December 31, 2003, our losses increased to $21,368, from $2,771 in the same period in 2002. This represents an increase of $18,597, or approximately 671%.

As a result of our principal shareholder allowing the Company to utilize office space at no cost, we did not have any rent expense during the six and three months ended December 31, 2003. Additionally, both our president and executive vice president agreed not to take any salary until cash flow permits.

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

Management anticipates that there is sufficient cash to fund the Company's operations for the next six months. If necessary, we will attempt to raise additional funds from issuing shares of our common stock or through traditional borrowing methods such as loans or lines of credit. There can be no assurance that theses efforts will be successful.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the six months ended December 31, 2003, no matters were submitted to the Company's security holders.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  31 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  Form 8-K filed on August 6, 2003
                           Item 4.  Change in Registrant's Certifying Accountant

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WIEN GROUP, INC.
                                          (Registrant)


Dated: February 12, 2004                  /S/ STEPHEN S. WIEN
                                          -------------------------------------
                                          Stephen S. Wien
                                          President and Chief Executive Officer