Form 10QSB
period 2004-03-31
WIEN GROUP INC
filed 2004-05-17
CIK 1141500

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004


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

                                Yes [X]   No [_]

         The Registrant has 3,364,636 shares of Common stock, par value $0.01 per share outstanding as of April 30, 2004.

         Transitional Small Business Disclosure Format (check one)

                                Yes [_]   No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements

         Condensed Balance Sheet
            March 31, 2004 (Unaudited)                                         3

         Condensed Statements of Operations
            Nine and Three Months Ended March 31, 2004 and 2003
            (Unaudited) 4

         Condensed Statement of Changes in
         Stockholders' Equity
            Nine Months Ended March 31, 2004 (Unaudited)                       5

         Condensed Statements of Cash Flows
            Nine Months Ended March 31, 2004 and 2003 (Unaudited)              6

         Notes to Condensed Financial Statements (Unaudited)                   7

Item 2.  Management's Discussion and Analysis or Plan of Operation            11

Item 3.  Controls and Procedures                                              13


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 2.  Changes in Securities                                                14

Item 3.  Defaults upon Senior Securities                                      14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 5.  Other Information                                                    14

Item 6.  Exhibits and Reports on Form 8-K                                     14

Signatures                                                                    15

ITEM 1.   FINANCIAL STATEMENTS

WIEN GROUP, INC.

CONDENSED BALANCE SHEET (UNAUDITED)
MARCH 31, 2004


ASSETS

     Cash and cash equivalents ................................       $  39,820
     Securities, available for sale, at fair value ............          33,000
     Interest receivable ......................................           5,628
     Note receivable, related party ...........................          25,000
                                                                      ---------
                                                                      $ 103,448
                                                                      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

     Accrued expenses .........................................       $   2,705
                                                                      ---------


STOCKHOLDERS' EQUITY
     Preferred stock, Series A convertible, $0.01
       par value, 1,000 shares authorized, no
       shares issued ..........................................            --
     Common stock; $0.01 par value, 25,000,000
       shares authorized, 3,372,000 shares issued
       and 3,364,636 outstanding ..............................          33,720
     Additional paid in capital ...............................         239,280
     Accumulated deficit ......................................        (172,257)
                                                                      ---------
     Treasury stock, 7,364 shares at cost .....................            --
                                                                        100,743
                                                                      ---------
                                                                      $ 103,448
                                                                      =========


See notes to condensed financial statements

WIEN GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
NINE AND THREE MONTHS ENDED MARCH, 2004 AND 2003

                                          NINE MONTHS ENDED            THREE MONTHS ENDED
                                              MARCH 31,                     MARCH 31,
                                    --------------------------    --------------------------
                                        2004           2003           2004           2003
                                    -----------    -----------    -----------    -----------
REVENUE
     Fee income .................   $      --      $    21,500    $      --      $     5,000
     Interest and dividend income         2,357          3,095            772            864
     Realized loss on sale of
       securities ...............          --           (1,025)          --             --
                                    -----------    -----------    -----------    -----------
                                          2,357         23,570            772          5,864
                                    -----------    -----------    -----------    -----------

EXPENSES
     Legal and accounting fees ..        53,109         14,597         16,069           --
     Transfer agent fees ........         5,855          3,602          2,555          1,151
     Consulting fees ............        30,000          4,000         30,000          1,000
     Other expenses .............         3,432          2,571             25            775
                                    -----------    -----------    -----------    -----------
                                         92,396         24,770         48,649          2,926
                                    -----------    -----------    -----------    -----------

(Loss) income before minority
     interest in joint venture
     earnings and gain on
     dissolution of joint
     venture ....................       (90,039)        (1,200)       (47,877)         2,938

Minority interest in joint
     venture earnings ...........          --           (8,250)          --           (2,000)
                                    -----------    -----------    -----------    -----------
Gain on dissolution of joint
     venture ....................        16,500           --           16,500           --

Net (loss) income ...............   $   (73,539)   $    (9,450)   $   (31,377)   $       938
                                    ===========    ===========    ===========    ===========

Basic and diluted net loss
     per share ..................   $     (0.02)   $     (0.00)   $     (0.01)   $      --
                                    ===========    ===========    ===========    ===========

Weighted average number of
     shares outstanding .........     3,080,059      2,970,046      3,235,873      2,970,046
                                    ===========    ===========    ===========    ===========


See notes to condensed financial statements

WIEN GROUP, INC.

CONDENSED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED MARCH 31, 2004

                              COMMON STOCK                                   TREASURY STOCK
                        ---------------------    PAID IN   ACCUMULATED   ---------------------
                          SHARES      AMOUNT     CAPITAL     DEFICIT      SHARES      AMOUNT       TOTAL
                        ---------   ---------   ---------   ---------    ---------   ---------   ---------
BALANCE -
  JULY 1, 2003 ......   2,997,000   $  29,970   $ 168,030   $ (98,718)       7,364   $    --     $  99,282

Issuance of common
  stock for cash ....      25,000         250       4,750        --           --          --         5,000
Issuance of common
  stock in settlement
  of liabilities ....     200,000       2,000      38,000        --           --          --        40,000

Issuance of common
  stock for services      150,000       1,500      28,500        --           --          --        30,000

Net loss ............        --          --          --       (73,539)        --          --       (73,539)
                        ---------   ---------   ---------   ---------    ---------   ---------   ---------

BALANCE -
  MARCH 31, 2004 ....   3,372,000   $  33,720   $ 239,280   $(172,257)       7,364   $    --     $ 100,743
                        =========   =========   =========   =========    =========   =========   =========


See notes to condensed financial statements

WIEN GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                           2004          2003
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss ...........................................    $ (73,539)    $  (9,450)
                                                        ---------     ---------
     Adjustments to reconcile net loss to net
         cash used in operating activities
     Gain on dissolution of joint venture ..........      (16,500)         --
     Issuance of common stock for services .........       30,000          --
     Realized loss on sale of securities ...........         --           1,025
     Accounts receivable ...........................         --           2,000
     Interest receivable ...........................       (2,250)       (2,500)
     Accrued expenses ..............................      (13,861)       (4,500)
                                                        ---------     ---------
Total adjustments ..................................       (2,611)       (3,975)
                                                        ---------     ---------

NET CASH USED IN OPERATING ACTIVITIES ..............      (76,150)      (13,425)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of securities ..............         --          10,900
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock for cash .............        5,000          --
                                                        ---------     ---------
                                                            5,000          --
                                                        ---------     ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ............      (71,150)       (2,525)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ....      110,970       111,815
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD ..........    $  39,820     $ 109,290
                                                        =========     =========


See notes to condensed financial statements

WIEN GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION AND ORGANIZATION

         BASIS OF PRESENTATION

         In the opinion of the Company's management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of March 31, 2004, and the results of its operations for the nine and three months ended March 31, 2004 and 2003, and its cash flows for the nine months ended March 31, 2004 and 2003. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior quarter amounts have been reclassified to conform to the presentation in the current year financial statements.

         The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB at June 30, 2003.

         ORGANIZATION

         Wien Group, Inc. (the "Company") was originally incorporated in New York in 1968 and became known as Wien Group, Inc. in 1974. The Company conducted a public relations business and traded in the public market until December 1991 when the corporation ceased operations. The Company remained inactive until September 1998 when the corporation reacquired its good standing status with the State of New York. The Company did not conduct any business through July 2001, when it initiated its current business operations.

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

WIEN GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004
--------------------------------------------------------------------------------


         The Company and its former joint venture partner United Institutional Investors, Inc. ("United") had begun to develop a network of relationships through which potential clients were introduced. This network was the primary resource for originating business. The joint venture agreement was terminated on March 17, 2004. To further expand its client base the Company intends, as soon as financial resources permit, to commence a marketing campaign that involves print advertisements in targeted trade publications.

2.       SECURITIES

         Securities owned consist of publicly and non-publicly traded securities which are subject to certain selling restrictions. During the period ended March 31, 2003, the Company sold its investment in Aberdeen Asia Pacific Prime Income Fund for $10,900, which resulted in a realized loss of $1,025. Securities received for services are valued at cost, which in management's opinion approximates fair value due to lack of marketability and selling restrictions.

         Securities, available for sale consist of the following at March 31, 2004:

         SHARES
         ------

          50,000          Security Intelligence Technologies, Inc.     $  5,000
         200,000          GSI Technologies USA Inc.                       5,500
           7,500          IWT Testoro Corp.                               7,500
          25,000          Health Re-Nu                                   15,000
         100,000          Bio Defense Corporation                           --
                                                                       --------
                                                                       $ 33,000
                                                                       ========

3.       NOTES RECEIVABLE, RELATED PARTY

         In May 2002, the Company loaned $25,000 to Sassoon Financial Holdings, Inc. The note was originally due July 14, 2002 with interest at 12% per annum. This note was assumed by United on June 11, 2003. The note was subsequently extended through April 15, 2004 at the same rate of interest. The Company's former executive vice president is a director of Sassoon and United.

WIEN GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004
--------------------------------------------------------------------------------


4.       LOANS PAYABLE, RELATED PARTY

         On June 22, 1999, the Company borrowed $5,000; and on October 26, 1999, the Company borrowed an additional $25,000 from Wien Securities Corp., an entity in which the Company's president and principle shareholder is an officer and director. Under the terms of the promissory notes, the Company pays no interest on the outstanding balances. The notes were due and payable on December 31, 2003.

         During February 2004, the Company and Wien Securities Corp. agreed to settle its $30,000 loan in exchange for 150,000 shares of the Company's common stock.

5.       COMMON STOCK TRANSACTIONS

         The Company issued 25,000 shares of its common stock during the nine months ended March 31, 2004 for total proceeds of $5,000.

         In January 2004, the Company issued 150,000 shares of its common stock to consultants for services rendered. As a result, the Company recorded a charge to operations in the amount of $30,000. The consultants are related to the Company's President.

         In February 2004, the Company issued 150,000 shares of its common stock to Wien Securities Corp. as settlement for the note payable.

         In February 2004, the Company's attorney settled $10,000 of his outstanding legal fees in exchange for 50,000 shares of the Company's common stock.

6.       JOINT VENTURE

         On July 1, 2001 the Company entered into a joint venture agreement with United, an entity controlled by the Company's former executive vice president and director. Under the terms of the agreement, the Company worked jointly, on a non-exclusive basis, with United to provide advisory services to small and emerging growth companies. These services included corporate finance, merger and acquisition advisory services, consulting on overall corporate strategy, and facilitating asset-based lending. Under the terms of the agreement, the Company paid 50% of the expenses incurred by the joint venture and shared equally in all revenues derived by the joint venture. The agreement gave the Company full, exclusive and complete discretion in the management of the business of United. The financial statements prior to March 31, 2004 were presented on a consolidated basis and included the accounts of the Company and United.

         The joint venture agreement was terminated on March 17, 2004. In accordance with the terms of the termination agreement, the companies each waived any and all claims they may have had against each other and the Company recognized a gain of $16,500 on the dissolution of the joint

WIEN GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004
--------------------------------------------------------------------------------


         venture, which represents the liability to the minority interest in the joint venture waived at the date of termination.

7.       RELATED PARY TRANSACTIONS

         The Company's  offices are provided  without rent by an entity which is
         owned  and   controlled  by  the  Company's   president  and  principal
         shareholder.

8.       STATEMENTS OF CASH FLOWS

         The Company recorded the following non-cash transactions during the three and nine months ended March 31, 2004:
                                                             Three        Nine
                                                            Months       Months
                                                             Ended        Ended
                                                           March 31,   March 31,
                                                              2004         2004
                                                            -------      -------

Common stock issued for consulting services ..........      $30,000      $30,000
                                                            =======      =======
Common stock issued in exchange for note payable .....      $30,000      $30,000
                                                            =======      =======
Common stock issued for settlement of liabilities ....      $10,000      $10,000
                                                            =======      =======

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

RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THE NINE AND THREE MONTHS ENDED MARCH 31, 2003

GENERAL

We had no revenue from consulting and investment banking during the nine and three months ended March 31, 2004 compared to $21,500 and $5,000 during the nine and three months ended March 31, 2003. Due to our current limited personnel, we are concentrating solely on our existing contracts. As a result, we entered into no new contracts during the nine months ended March 31, 2004 compared to nine during the same period in 2003.

Interest and dividend income was $2,357 during the nine months ended March 31, 2004 and $3,095 during the same period in 2003, a decrease of $738 or 24%. Interest and dividend income was $772 during the three months ended March 31, 2004 and $864 during the same period in 2003, a decrease of $92 or 11%. The decreases were due to lower interest rates and less capital invested.

We had no realized gains or losses on the sale of securities during the nine months ended March 31, 2004 and incurred a realized loss of $1,025 on the sale of securities during the same period in 2003. We recognized a gain of $16,500 during the three and nine months ended March 31, 2004 due to the dissolution of our joint venture agreement.

COSTS AND EXPENSES

During the nine months ended March 31, 2004 our expenses increased to $92,396 from $24,770 for the nine months ended March 31, 2003. This represents an increase of $67,626, or approximately 273%. This increase was due primarily to increases in professional fees of $38,512 and consulting fees of $26,000.

During the three months ended March 31, 2004 our expenses increased to $48,649 from $2,926 for the three months ended March 31, 2003. This represents an increase of $45,723, or approximately 1,563%. This increase was due primarily to an increase in professional fees of $16,069 and consulting fees of $29,000.

Professional fees for the nine and three months ended March 31, 2004 increased due to costs associated with our public filing requirements.

Overall, our losses increased to $73,539 for the nine months ended March 31, 2004, from $9,450 in the same period in 2003. This represents an increase of $64,089, or approximately 678%.

For the three months ended March 31, 2004, our losses increased to $31,377, from income of $938 in the same period in 2003. This represents a net change of $32,315.

As a result of our principal shareholder allowing the Company to utilize office space at no cost, we did not have any rent expense during the nine and three months ended March 31, 2004. Additionally, our president agreed not to take any salary until cash flow permits.

PLAN OF OPERATION

During this quarter our joint venture with United Institutional Investments, Inc. ("United") was terminated by mutual consent. The termination of the joint venture was due to Alan Hirsch, who was at that time both President of United and our Executive Vice President and Director, exploring other business opportunities which prevented him from devoting adequate time to the business of the Company. On March 17, 2004, Mr. Hirsch resigned as an officer and director of the Company. As the joint venture has not generated any revenue during the past six months, management does not believe that its termination will have any significant negative impact on the Company. The $25,000 note receivable from United that was due on April 15, 2004 has not been repaid and we are making every effort to collect the note in full. .

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

Management anticipates that there is sufficient cash to fund the Company's operations for the next nine months. If necessary, we will attempt to raise additional funds from issuing shares of our common stock or through traditional borrowing methods such as loans or lines of credit. There can be no assurance that theses efforts will be successful.

If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on our business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in our Company.

ITEM 3. CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Company, who are the same person ("the Certifying Officer") with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c) under the Exchange Act) at the end of the period covered by this report. Based upon the evaluation, the Certifying Officer concludes that the Company's disclosure controls and procedures are effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the nine months ended March 31, 2004, no matters were submitted to the Company's security holders.

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

         (b)      Reports on Form 8-K

                  Form 8-K filed on March 17, 2004
                           Item 1.  Changes in Control of Registrant

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WIEN GROUP, INC.
                                           (Registrant)


Dated: May 14, 2004                        /S/ STEPHEN S. WIEN
                                           -------------------------------------
                                           President and Chief Executive Officer