Form 10KSB
period 2004-06-30
WIEN GROUP INC
filed 2004-09-24
CIK 1141500

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended June 30, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission file number: 000-50292

                                WIEN GROUP, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)
           NEW YORK                                          30-0127996
-------------------------------                          -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)


       525 WASHINGTON BLVD, JERSEY CITY, NEW JERSEY            07310
       ---------------------------------------------         ----------
         (Address of principal executive offices)            (Zip Code)

                                 (201) 216-0096
                           ---------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

                      Title of each class registered: None

                Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.01
                          ----------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer had no revenues from operations during the fiscal year ended June 30, 2004.

     As of September 17, 2004 the issuer had 3,589,636 shares of common stock outstanding.

     There currently is no public market for the Company's Stock.

     Documents incorporated by reference:  None
     Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

     CONTENTS

                                                                            PAGE
                                                                            ----
PART I

   Item 1.  Description of Business............................................3
   Item 2.  Description of Property............................................7
   Item 3.  Legal Proceedings..................................................7
   Item 4.  Submission of Matters to a Vote of Security Holders................7

PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters...........7
   Item 6.  Management's Discussion and Analysis or Plan of Operation..........8
   Item 7.  Financial Statements..............................................12
   Item 8.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure........................24
   Item 8A. Controls and Procedure............................................24

PART III

   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act..........25
   Item 10. Executive Compensation............................................27
   Item 11. Security Ownership of Certain Beneficial Owners and Management....28
   Item 12. Certain Relationships and Related Transactions....................29
   Item 13. Exhibits and Reports on Form 8-K..................................30

SIGNATURES  ..................................................................31



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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     (a) Background

         Wien Group, Inc., (the "Company"), was incorporated in New York on March 18, 1968. The firm conducted a public relations business and traded in the public market until December 1991 when the corporation ceased operations. The Company remained inactive until September 1998 when the corporation reacquired its good standing status with the State of New York. We did not conduct any business prior to July 2001, at which time we initiated our current business.

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

         Management has developed a network of relationships through which potential clients are introduced. This network is currently the primary resource for originating business. To further expand our client base we intend, as soon as financial resources permit, to commence a marketing campaign that involves print advertisements in targeted trade publications.

         We initiated our corporate financial advisory service business on July 1, 2001, by entering into a joint venture agreement with United Institutional Investments, Inc., ("United") (see CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, page 29), a company specializing in corporate financing. Until the joint venture agreement was terminated by mutual consent on March 17, 2004, we worked jointly, on a non-exclusive basis, with United to provide financial advisory services to small and emerging growth companies. These services which we still provide include corporate finance, merger and acquisition advisory services, consulting on overall corporate strategy, and facilitating asset-based lending. Although we do not have any subsidiaries, our joint venture with United was treated as a subsidiary in our financial statements. We have no other subsidiaries or joint ventures.

         During the joint venture's operation, contracts were signed with companies such as First Step Distribution Network and Zephyr Media LLC, to provide various consulting services. These advisory services include the arranging of financing for operations and expansion, merger and acquisition advice, and representing the clients with regard to introduction to accredited investors, financial institutions, strategic partners, and potential clients.

         In addition to the contracts signed on behalf of the joint venture, we signed a number of contracts with clients to provide advisory services on our own. Among these companies are GSI Technologies USA, Inc, Mobile Area Networks, Inc., Security Intelligence Technologies, Inc., a manufacturer of security surveillance equipment, and Freedom Oil & Gas, Inc. All the above mentioned contracts have expired. Management is actively seeking to sign new contracts with companies that require the services we offer. However, there can be no assurance that we will be successful in these attempts.

         As described above, the Wien Group's business is to provide advice and consulting services as to where, when and how to raise funds, whether through debt or equity, to consider mergers and acquisitions, implement strategies to increase market share, and generally advise our clients on how to negotiate the hurdles in operating a business, public or private.

         An example of the services the Company provides to clients is demonstrated by how we assisted Erica, Inc. with the renegotiation of $1.5 million dollars of its debt and divesting itself of an unprofitable water processing plant. The debt restructuring was accomplished by our facilitating a meeting of Erica's creditors and our creating and assisting in the presentation of a repayment plan that allowed Erica to convert a portion of the debt into equity and to extend the repayment schedule for the balance of the debt.

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

         Under the terms of the contracts mentioned above, we received compensation in the form of equity, and in some cases, a combination of both cash and equity. The primary reason for this is that many of the companies that require our services are in the early stage of development and do not have the financial resources to pay our fee in cash. We anticipate that this payment structure to remain the same for the foreseeable future. The amounts of each are different in all of the contracts, and are dependent on the type of service provided, the term of the contract, and the transactions consummated during the term of the contract.

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

     SERVICES

         At this time, and for at least the next twelve months, our efforts will be focused on securing new clients, establishing a corporate finance department to better serve our clients, and to expand our presence within the industry through advertising and public relations. Additionally, during the next twelve months we anticipate attempting to raise additional capital through traditional lending sources, or further sales of equity. If we are successful in our efforts to raise substantial capital, management will seek to allocate a major portion of these funds to increase our ability to provide corporate finance advisory services, as described above, to companies with which we have established a business relationship.

     PRICING

         The fees for our services are based on either a percentage of the contemplated transaction or an estimate of the time and manpower and level of professional expertise needed to achieve the client's desired outcome. We review each project, and a fee structure is established and presented to the client. In many cases, these fees may be paid either in cash, equity, or a combination of both.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     We currently utilize on a month to month basis, at no cost, office space consisting of approximately 1,000 square feet from Wien Securities, Corp., an entity formerly controlled by our president and principal shareholder (see CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, page 29) located at 525 Washington Blvd., Jersey City, New Jersey 07310. We anticipate moving our office to another location during fiscal 2005.

ITEM 3.  LEGAL PROCEEDINGS.

     As of the date hereof, we are not a party to any material legal proceedings, and we are not aware of any such claims being contemplated against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2004.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

NO PUBLIC MARKET

     There is currently no public market for our Common Stock. We are in the process of seeking to have our stock quoted for trading on either the Over-The-Counter Bulletin Board system (also known as the OTCBB). There can be no assurance that we will qualify to have our stock quoted on the OTC Bulletin Board system, or any stock exchange or stock market.

     The over-the-counter Bulletin Board system has listing requirements imposed on companies that desire to be listed in their systems.

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

COMMON STOCK

     The Company's certificate of incorporation provides for the authorization of 25,000,000 shares of Common Stock, $0.01 par value. As of June 30, 2004, 3,372,000 shares of Common Stock were issued and 3,364,636 outstanding, all of which are fully paid and non-assessable.

HOLDERS

     As of June 30, 2004, there were 191 shareholders of record.

DIVIDEND POLICY

     We have not declared or paid any cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company issued 25,000 shares of common stock to unrelated entities during the year ended June 30, 2004 for total proceeds of $5,000.

     In January 2004, the Company issued 150,000 shares of its common stock to consultants for services rendered. As a result, the Company recorded a charge to operations in the amount of $30,000. The consultants are related to the Company's President.

     In February 2004, the Company issued 150,000 shares of its common stock to Wien Securities Corp. as settlement for the notes payable.

     In February 2004, the Company's attorney settled $10,000 of his outstanding legal fees in exchange for 50,000 shares of the Company's common stock.

     On July 6, 2004, the Company issued 200,000 shares of its common stock to Buddy Young and 25,000 shares to Robert Geber, directors of Wien Group, Inc., for services rendered. As a result, the Company accrued a charge to operations in the amount of $45,000.

     In February 2003, the Company issued 50,000 shares of its common stock to Mr. Charles Shrebnik, an unrelated entity, as a finder's fee relating to the introduction to United. In connection with this issuance, the Company recorded $5,000 as consulting fee expense, the estimated fair value of the services provided, in the accompanying consolidated statement of operations for the year ended June 30, 2003.

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

VALUATION OF INVESTMENTS

     Investments are valued at fair value. Securities for which a public market exists are valued at quoted market prices at the balance sheet date. In establishing the fair value of the non-publicly traded securities, we consider the financial condition and operating results of the portfolio companies, the nature of the investment, the price of subsequent rounds of financing, and other factors that we deem appropriate. The fair value of such investments is taken to be cost unless we determine that such valuation is no longer fair or appropriate. Certain of the companies have had acquisition transactions, liquidity events, subsequent rounds of financing, lack of viability or other events that could affect the ultimate realization of the investment. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the non-publicly traded securities existed, and the differences could be material.

CONSOLIDATION WITH JOINT VENTURE

     For the year ended June 30, 2003, transactions completed through our joint venture with United were treated as occurring in a separate legal entity and presented on a consolidated basis in our financial statements. All significant inter-company transactions and balances are eliminated in consolidation. The joint venture agreement was terminated on March 17, 2004.


SELECTED FINANCIAL INFORMATION

                                                    FISCAL YEARS ENDED JUNE 30,
                                                       2004             2003
                                                    ---------         ---------

Statement of Operations Data
Fee income .................................        $    --           $  67,000
Operating (loss) gain ......................        $(149,839)        $ (21,958)
Net loss after taxes .......................        $(149,839)        $ (21,958)

Balance Sheet Data
Total assets ...............................        $  54,558         $ 172,348
Total liabilities ..........................        $  50,615         $  56,566
Stockholder's equity .......................        $   3,943         $  99,282

GENERAL

     Our revenue from consulting and investment banking was zero in 2004 and $67,000 in 2003, a decrease of $67,000 or 100%. We did not enter into any new contracts in 2004, compared to entering into 10 contracts with companies in 2003. The primary reason for this significant decrease in revenue and new business was the wind down and termination of our joint venture with United, and the resignation of Alan Hirsch, our Executive Vice President during fiscal 2004. Management is actively seeking to replace Mr. Hirsch and to obtain new clients.

     Interest and dividend income was $2,382 in 2004 and $4,086 in 2003, a decrease of $1,704 or 42%. The decrease was due to our lower money market balances, lower interest rates and the write off of the note receivable from Sassoon. We sold securities in 2004, realizing a net gain of $17,074 compared to a realized net loss of $1,025 in the prior year.

COSTS AND EXPENSES

     For the years ended June 30, 2004 and 2003, our expenses increased to $185,795 in 2004 from $62,269 in 2003. This represents an increase of $123,526, or approximately 198%. This increase was due primarily to an increase in professional fees of $27,584, an increase in consulting fees of $18,500, an increase in director fees of $45,000, and the write off of the note and interest receivable from Sassoon totaling $30,628. The minority interest in joint venture earnings was zero in 2004 compared to $29,750 in 2003, and we recognized a gain of $16,500 on the dissolution of the joint venture in 2004 due to the termination of the joint venture agreement and the related release of any and all liabilities related to the minority interest.

     Overall, our losses increased to $149,839 in 2004 from $21,958 in 2003. This represents an increase of $127,881, or approximately 582%.

     As a result of our principal shareholder allowing the Company to utilize office space at no cost we did not have any rent expense during 2004 and 2003, see DESCRIPTION OF PROPERTY, page 6). Additionally, both our president and former executive vice president have agreed not to take any salary until cash flow permits.

PLAN OF OPERATION

     During the next 12 months we intend to continue to develop our core business of providing corporate financial advisory services to small and emerging companies that require advisory services to continue their growth within their respective industry. We primarily will continue to focus on business in the manufacturing, retail, music & entertainment, and health care industries. As stated earlier, these services include: general corporate finance, merger and acquisition advisory services, consulting on overall corporate strategy, facilitating asset-based lending, and arranging equipment-leasing contracts. In order to move forward with our plan of operation, we anticipate attempting to raise additional capital through traditional lending sources, or further sales of equity. If we are successful in our efforts to raise substantial capital, management will seek to allocate a major portion of these funds to increase our ability to provide corporate finance advisory services to companies with which we have established a business relationship.

     We are in the process of seeking a listing of our common stock on the Over-The-Counter Bulletin Board System. The over-the-counter Bulletin Board System has certain listing requirements. There can be no assurance that we will be able to meet these requirements for listing, or be successful in our efforts to get the Company's common stock listed on any alternative exchange.

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

EMPLOYEES

     At June 30, 2004, we only had one employee, namely, Stephen S. Wien, our President and Chief Financial Officer. On August 20, 2004, we engaged Ms. Leslie Ann Ballard to serve as the Corporation's Secretary. Both Mr. Wien and Ms. Ballard work on a part time basis for the Company and to date, have not received any compensation. In the event that cash flow from operations is insufficient to permit the hiring of additional employees, then the Company's officers and directors will continue to operate the Company for no cash compensation and they will not hire any new employees. Should cash flow from operations be sufficient, we intend to employ additional professional and administrative staff. Until we are in a position to hire additional employees, our administrative, accounting and legal services are handled by unrelated outside service companies.

LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 2004, we had $47,058 in cash and cash equivalents, and on June 30, 2003, we had $110,970 in cash and cash equivalents. We expect that cash from operations and the funds provided to us under an agreement with our President and majority shareholder to borrow up to $200,000 at 6% interest to cover any cash shortfall through December 31, 2005, (see CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, page 29), will be sufficient to satisfy our budgeted cash requirements for at least the next 12 months. As of August 31, 2004 the Company has not borrowed any funds under the agreement.

ITEM 7.  FINANCIAL STATEMENTS.


                                WIEN GROUP, INC.

                              FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003

                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements

         Independent Auditors' Report                                         13

         Balance Sheet
            June 30, 2004                                                     14

         Statements of Operations
            Years Ended June 30, 2004 and 2003                                15

         Statement of Changes in Stockholders' Equity
            Years Ended June 30, 2003 and 2004                                16

         Statements of Cash Flows
            Years Ended June 30, 2004 and 2003                                17

         Notes to Financial Statements                                        18

Board of Directors and Stockholders
Wien Group, Inc.
Jersey City, New Jersey

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Wien Group, Inc. as of June 30, 2004, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wien Group, Inc. as of June 30, 2004, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.




/s/ Hays & Company LLP
September 9, 2004
New York, New York

WIEN GROUP, INC.

BALANCE SHEET
JUNE 30, 2004
--------------------------------------------------------------------------------

                                                                         2004
                                                                      ---------
ASSETS

   Cash and cash equivalents ..................................       $  47,058
   Securities, available for sale, at fair value
                                                                          7,500
                                                                      ---------

                                                                      $  54,558
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Accrued expenses ...........................................       $  50,615
                                                                      ---------

STOCKHOLDERS' EQUITY
   Preferred stock, Series A convertible,
     $0.01 par value, 1,000 shares
     authorized, no shares issued .............................            --
   Common stock; $0.01 par value, 25,000,000
     shares authorized, 3,372,000 shares
     issued and 3,364,636 outstanding in 2004,
     2,997,000 shares issued and 2,989,636
     outstanding in 2003 ......................................          33,720
   Additional paid in capital .................................         239,280
   Accumulated deficit ........................................        (248,557)
   Treasury stock, 7,364 shares at cost .......................            --
   Accumulated other comprehensive income (loss) ..............         (20,500)
                                                                      ---------

                                                                          3,943
                                                                      ---------

                                                                      $  54,558
                                                                      =========

--------------------------------------------------------------------------------
See notes to financial statements

WIEN GROUP, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                                        2004            2003
                                                     -----------    -----------
REVENUE
   Fee income ....................................   $      --      $    67,000
   Interest and dividend income ..................         2,382          4,086
   Realized gain (loss) on sale of securities ....        17,074         (1,025)
                                                     -----------    -----------
                                                          19,456         70,061
                                                     -----------    -----------

EXPENSES
   Legal and accounting fees .....................        69,247         41,663
   Loss on note and accrued interest receivable ..        30,628           --
   Transfer agent fees ...........................         7,449          4,584
   Consulting and directors fees .................        75,000         11,500
   Other expenses ................................         3,471          4,522
                                                     -----------    -----------
                                                         185,795         62,269
                                                     -----------    -----------

(Loss) income before minority interest in joint
   venture earnings and gain on dissolution of
   joint venture .................................      (166,339)         7,792

Minority interest in joint venture earnings ......          --          (29,750)

Gain on dissolution of joint venture .............        16,500           --
                                                     -----------    -----------

Net loss .........................................   $  (149,839)   $   (21,958)
                                                     ===========    ===========

Basic and diluted net loss per share .............   $     (0.05)   $     (0.01)
                                                     ===========    ===========

Weighted average number of shares outstanding ....     3,156,211      2,958,266
                                                     ===========    ===========

--------------------------------------------------------------------------------
See notes to financial statements

WIEN GROUP, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2003 AND 2004
--------------------------------------------------------------------------------
                                                                                              ACCUMULATED
                                                                                               OTHER COM-     TOTAL
                           COMMON STOCK        ADDITIONAL                   TREASURY STOCK     PREHENSIVE     STOCK-       COMPRE-
                       ---------------------    PAID IN   ACCUMULATED   ---------------------    INCOME       HOLDERS'     HENSIVE
                         SHARES      AMOUNT     CAPITAL     DEFICIT       SHARES      AMOUNT     (LOSS)       EQUITY        LOSS
                       ---------   ---------   ---------   ---------    ---------   ---------   ---------    ---------    ---------
BALANCE -
  JULY 1, 2002 ......  2,947,000   $  29,470   $ 163,530   $ (76,760)       7,364   $    --     $    --      $ 116,240

Issuance of common
  stock for cash ....     50,000         500       4,500        --           --          --          --          5,000

Net loss ............       --          --          --       (21,958)        --          --          --        (21,958)
                       ---------   ---------   ---------   ---------    ---------   ---------   ---------    ---------

BALANCE -
  JUNE 30, 2003 .....  2,997,000      29,970     168,030     (98,718)       7,364        --          --         99,282

Issuance of common
  stock for cash ....     25,000         250       4,750        --           --          --          --          5,000

Issuance of common
  stock in settlement
  of liabilities ....    150,000       1,500      28,500        --           --          --          --         30,000

Issuance of common
   stock for services    200,000       2,000      38,000        --           --          --          --         40,000

Net loss ............       --          --          --      (149,839)        --          --          --       (149,839)   $(149,839)

Securities valuation
  adjustment ........       --          --          --          --           --          --       (20,500)     (20,500)     (20,500)
                       ---------   ---------   ---------   ---------    ---------   ---------   ---------    ---------    ---------

TOTAL COMPREHENSIVE
  LOSS ..............                                                                                                     $(170,339)
                                                                                                                          =========

BALANCE -
  JUNE 30, 2004 .....  3,372,000   $  33,720   $ 239,280   $(248,557)       7,364   $    --     $ (20,500)   $   3,943
                       =========   =========   =========   =========    =========   =========   =========    =========

--------------------------------------------------------------------------------
See notes to financial statements

WIEN GROUP, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                                            2004         2003
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .............................................   $(149,839)   $ (21,958)
                                                         ---------    ---------
   Adjustments to reconcile net loss to net
     cash (used in) provided by operating activities
   Gain on dissolution of joint venture ..............     (16,500)        --
   Loss on note receivable ...........................      25,000         --
   Securities received for services, net .............        --        (33,000)
   Issuance of common stock for services .............      40,000        5,000
   Realized (gain) loss on sale of securities ........     (17,074)       1,025
   Minority interest in joint venture ................        --         29,750
   Accounts receivable ...............................        --          2,000
   Interest receivable ...............................       3,378       (3,378)
   Accrued expenses ..................................      24,049       22,066
                                                         ---------    ---------
Total adjustments ....................................      58,853       23,463
                                                         ---------    ---------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ..     (90,986)       1,505
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities .....................      22,074       10,900
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Joint venture distributions ..........................        --        (13,250)
Issuance of common stock for cash ....................       5,000         --
                                                         ---------    ---------
                                                             5,000      (13,250)
                                                         ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..............     (63,912)        (845)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR ........     110,970      111,815
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - END OF YEAR ..............   $  47,058    $ 110,970
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
In February 2004, the Company issued 150,000 shares of its common stock as settlement for notes payable in the amount of $30,000.

--------------------------------------------------------------------------------
See notes to financial statements

WIEN GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------


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

         The Company and its former joint venture partner United Institutional Investors, Inc. ("United") had begun to develop a network of relationships through which potential clients were introduced. This network was the primary resource for originating business. The joint venture agreement was terminated on March 17, 2003. To further expand its client base the Company intends, as soon as financial resources permit, to commence a marketing campaign that involves print advertisements in targeted trade publications.

         The financial statements for 2003 (and through March 17, 2004) include the accounts of Wien Group, Inc. and United, its consolidated joint venture. All significant inter-company transactions were eliminated in consolidation.

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

         SECURITIES

         Securities that are classified as "available for sale" are recorded at fair value. Unrealized gains or losses are recorded net of income taxes as accumulated other comprehensive income or loss in shareholders' equity, whereas realized gains and losses are recognized in the Company's statements of operations using the first-in, first-out method.

         Securities for which a public market exists are valued at quoted market prices at the balance sheet date. In establishing the fair value of the non-publicly traded securities, the Company takes into consideration the financial condition and operating results of the company, the nature of the investment, the price of subsequent rounds of financing, and other factors the Company deems appropriate. Certain of the companies have had acquisition transactions, liquidity events, subsequent rounds of financing, lack of viability or other events that could affect the ultimate realization of the investment. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the non-publicly traded securities existed, and the differences could be material.

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

         BASIC AND DILUTED EARNINGS PER COMMON SHARE

         The Company displays earnings per share in a dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         At June 30, 2004 and 2003, the Company did not have any common stock equivalents, and therefore, basic and diluted earnings per share are identical.

         RECLASSIFICATIONS

         Certain   reclassifications   have  been  made  to  the  prior   year's
         consolidated   financial   statements   to  conform  to  current   year
         classifications.

2.       SECURITIES

         Securities owned consist of publicly and non-publicly traded securities which are subject to certain selling restrictions. Securities received for services are valued at cost, which in management's opinion approximates fair value due to lack of marketability and selling restrictions. During the year ended June 30, 2004, the Company sold its investment in Security Intelligence Technologies, Inc. for $22,074, which resulted in a realized gain of $17,074. During the year ended June 30, 2003, the Company sold its investment in Aberdeen Asia Pacific Prime Income Fund for $10,900, which resulted in a realized loss of $1,025. During the year ended June 30, 2004, the Company reduced its carrying value of GSI Technologies USA, Inc. and Health Re-Nu, Inc. to zero and recorded a comprehensive loss of $20,500.

         During the year ended June 30, 2003, the Company received securities valued at $35,500 as payment for consulting services rendered and paid an outside consultant with securities valued at $2,500.

         Securities, available for sale consist, of the following at June 30, 2004 and 2003:

         SHARES                                     2004              2003
         ------                                   -------           -------

         200,000 GSI Technologies USA Inc.        $   --            $ 5,500
           7,500 IWT Testoro Corp.                  7,500             7,500
          25,000 Health Re-Nu, Inc.                   --             15,000
          50,000 Security Intelligence
                   Technologies, Inc.                 --              5,000
         100,000 Bio Defense Corporation              --                 -
                                                  -------           -------
                                                  $ 7,500           $33,000
                                                  =======           =======

3.       NOTE RECEIVABLE, RELATED PARTY

         In May 2002, the Company loaned $25,000 to Sassoon Financial Holdings, Inc. The Company's former executive vice president is a director of Sassoon. The note was originally due July 14, 2002 with interest at 12% per annum and was subsequently extended through April 14, 2004 at the same rate of interest. In connection with the dissolution of the joint venture with United, the note and accrued interest were written off as uncollectible during the year ended June 30, 2004.

4.       NOTES PAYABLE, RELATED PARTY

         On June 22, 1999, the Company borrowed $5,000; and on October 26, 1999, the Company borrowed an additional $25,000 from Wien Securities, Inc., an entity in which the Company's president and principle shareholder was an officer and director. Under the terms of the promissory notes, the Company paid no interest on the outstanding balances. The notes were due and payable on December 31, 2003.

         During February 2004, the Company and Wien Securities Corp. agreed to settle its $30,000 loan in exchange for 150,000 shares of the Company's common stock.

5.       COMMON STOCK TRANSACTIONS

         The Company issued 25,000 shares of its common stock during the year ended June 30, 2004 for total proceeds of $5,000.

         In January 2004, the Company issued 150,000 shares of its common stock to consultants for services rendered. As a result, the Company recorded a charge to operations in the amount of $30,000. The consultants are related to the Company's President.

         In February 2004, the Company issued 150,000 shares of its common stock to Wien Securities Corp. as settlement for the notes payable.

         In February 2004, the Company's attorney settled $10,000 of his outstanding legal fees in exchange for 50,000 shares of the Company's common stock.

         On July 6, 2004, the Company issued 225,000 shares of its common stock to directors for services rendered. As a result, the Company accrued a charge to operations in the amount of $45,000.

         In February 2003, the Company issued 50,000 shares of its common stock to an unrelated entity as a finder's fee relating to the introduction to United. In connection with this issuance, the Company recorded $5,000 as consulting fee expense, the estimated fair value of the services provided, in the accompanying consolidated statement of operations for the year ended June 30, 2003.

6.       INCOME TAXES

         The Company has net operating losses for tax purposes totaling approximately $169,000 at June 30, 2004 that are available to offset future taxable income and expire in years commencing in 2021. The Company does not have any current income tax expense in 2004 and 2003 due to its taxable losses.

         Deferred income taxes consist of the following for the years ended June 30:

                                                  2004           2003
                                                --------      --------

         Deferred income tax benefit ......     $ 38,000      $  5,100
         Valuation allowance ..............      (38,000)       (5,100)
                                                --------      --------
         Net deferred tax benefit .........     $   --        $   --
                                                ========      ========

         Deferred tax assets consist of the following at June 30, 2004 and 2003:

                                                    2004         2003
                                                  --------    --------
         Deferred tax asset - beginning of year   $ 24,500    $ 19,400
         Deferred income tax benefit ..........     38,000       5,100
         Valuation allowance ..................    (62,500)    (24,500)
                                                  --------    --------
         Deferred tax asset - end of year .....   $   --      $   --
                                                  ========    ========

         The Company has provided for a full valuation allowance on the deferred tax asset due to the uncertainty of its realization.

7.       RELATED PARTY TRANSACTIONS

         On July 1, 2001 the Company entered into a joint venture agreement with United, an entity controlled by the Company's former executive vice president and director. Under the terms of the agreement, the Company worked jointly, on a non-exclusive basis, with United to provide advisory services to small and emerging growth companies. These services include corporate finance, merger and acquisition advisory services, consulting on overall corporate strategy, and facilitating asset-based lending. Under the terms of the agreement, the Company paid 50% of the expenses incurred by the joint venture and shared equally in all revenues derived by the joint venture. The agreement gave the Company full, exclusive and complete discretion in the management of the business of United. The financial statements as of and for the year ended June 30, 2003 were presented on a consolidated basis and included the accounts of the Company and United.

         The joint venture agreement was terminated on March 17, 2004. In accordance with the terms of the termination agreement, the companies each waived any and claims they may have had against each other and the Company recognized a gain of $16,500 in 2004 on the dissolution of the joint venture, which represents the liability to the minority interest in the joint venture waived at the date of termination.

         In connection with the dissolution of the joint venture with United, the Company wrote-off as uncollectible, the note and accrued interest from Sassoon Financial Holdings, Inc. in the total amount of $30,628.

         The Company's offices are provided without rent by an entity which was formerly owned and controlled by the Company's president and principal shareholder.

         The Company's president has agreed to lend the Company up to $200,000 at 6% interest per annum, if considered necessary to provide additional working capital.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On July 31, 2003, Registrant's independent accountants, Lilling & Company LLP of Great Neck, New York ("Lilling") determined that it no longer would be an independent auditor for any public companies and informed us of its resignation as our independent auditor.

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

     Simultaneously with the resignation of our former auditors, we engaged Hays & Company, LLP ("Hays") as our independent public auditors, replacing our former auditor, Lilling. Our Board of Directors approved the appointment of Hays as our independent accountants and auditors on July 31, 2003. During the most recent fiscal year and subsequent interim period, we have not consulted with Hays regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements, or (ii) any matter that was either the subject of disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting. We do not currently pay compensation to directors for services in that capacity. However, on July 6, 2004 we issued two hundred thousand (200,000) shares of our common stock to Buddy Young and twenty five thousand (25,000) shares of our common stock to Robert Geber as consideration for their efforts on behalf of the Company. We were under no obligation to issue any shares either to Mr. Young or Mr. Geber, but elected to do so in appreciation of their efforts.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. On or about August 25, 2004, Stephen Wien, Edith Wien, Buddy Young filed their Form 5's with the Commission and Robert Geber and Leslie Ann Ballard filed their Form 3's with the Commission.

MANAGEMENT

     The  following  table sets forth the current  officers and directors of the
Company:

     NAME                     AGE          POSITION
     ----                     ---          --------

     Stephen S. Wien          66           President, Chief Executive Officer,
                                           Chief Financial Officer, and
                                           Chairman

     Leslie Ann Ballard       50           Secretary

     Robert Geber             68           Director

     Buddy Young              69           Director

STEPHEN S. WIEN

     Since 1974 Mr. Wien has served as our chairman, president, and chief executive officer. He is also our principal shareholder. In addition to his duties at the Company, from 1984 through June 30, 2004 he served as Executive Vice President, and a director of Wien Securities Corp., a NASD broker-dealer. For more than 40 years, Mr. Wien has worked in the securities industry as a trader and manager. During that time, he served on the NASD Board of Governors, the District Business Conduct Committee for District No. 12 (New York), the District Arbitration Committee, and the NASD's Nominating Committee for the National Securities Clearing Corporation. He has also held the position of president of the New York Securities Dealers Association and treasurer of the Security Traders Association of New York. Additionally, he has acted as an advisor to a number of companies in regard to the raising of equity capital, mergers and acquisitions, the development of business plans, and overall corporate strategy.

     Mr. Wien currently serves on the board of directors of the Bone Marrow Foundation, is a past member of the board of directors of Montammy Golf Club, and a former trustee of the Ft. Lee Jewish Community Center.


LESLIE ANN BALLARD

     Ms. Ballard has served as Corporate Secretary since August 20, 2004. She began her securities career in 1977 as an over-the-counter trader at Wien Securities Corp., a broker-dealer formerly controlled by our President. In 1987 she joined the staff at one of Paine Weber's Boston locations. She later worked in various trading room positions at Shearson American Express and Merrill Lynch. In her most recent position Ms Ballard served from 1999 through 2003 as manager OTC trading at Thomas Green Securities.

ROBERT GEBER

     A member of the Board of Directors since May 4, 2004, Mr. Geber is presently a partner in Vortex, Inc., a consulting and brokerage corporation specializing in the solid waste industry. Mr. Geber's senior management positions included that of Chief Executive Officer at All American Hauling, which he co-founded in 1998; and, of Senior Operating Officer of Alexander's, Inc., a $500 million revenue department store in the New York City area. At Alexander's, he was responsible for 10,000 employees in the chain's 16 stores through eight direct reports. During this time, Mr. Geber was the Director and President of the National Retail Loss-Prevention Association, and co-chaired a committee with the New York City Police Department on Public-Private security. After leaving Alexander's he became Chief Operating Officer for Temco, a public company in the commercial maintenance business. After this he became a private investor. In 1997, Mr. Geber was retained by the Savino Group, a privately held hauling and recycling company in Jersey City, New Jersey, where he facilitated its sale to one of the national hauling companies.

BUDDY YOUNG

     Appointed to the board of directors on December 3, 2001, Mr. Young has served during the past 17 years as president, chief executive officer, and chairman of the board of directors of a number of publicly traded companies. Since August 1996, he has also been engaged in a privately owned merger and acquisition business that does business under the name of Advantage Mergers and Acquisitions. From August 1998 until February 2002, he served as president, chief executive officer, and a director of Sporting Magic, Inc. From 1992 until July 1996, he served as president and chief executive officer of Bexy Communications, Inc. Both Sporting Magic's and Bexy's stock was traded on the OTC Bulletin Board system. From June 1983 until December 1991, Mr. Young was president, chief executive officer, and a director of Color Systems Technology, Inc., a publicly held company whose stock traded on the American Stock Exchange. Color Systems' major line of business was the use of its patented computer process for the conversion of black and white motion pictures to color. Prior to joining Color Systems, Mr. Young served from 1965 to 1975 as director of West Coast advertising and publicity for United Artists Corporation; from 1975 to 1976, as director of worldwide advertising and publicity for Columbia Pictures Corp.; from 1976 to 1979, as vice president of worldwide advertising and publicity for MCA/Universal Pictures, Inc.; and from 1981 to 1982, as a principal in the motion picture consulting firm of Powell & Young. For over thirty years, Mr. Young has been an active member of The Academy of Motion Picture Arts and Sciences and has served on a number of industry-wide committees.

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

ITEM 10.  EXECUTIVE COMPENSATION.

                                      ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                           --------------------------------------     ---------------------------------------
                                                                                      Securities
Name and                                             Other Annual     Restricted      Underlying       LTIP     All other
Principal Position         Year    Salary   Bonus    Compensation     Stock Awards      Option        Payouts     Comp.
------------------         ----    ------   -----    ------------     ------------      ------        -------     -----
Stephen Wien,
CEO, CFO & Director        2002     -0-      -0-         -0-             -0-             -0-            -0-        -0-
                           2003     -0-      -0-         -0-             -0-             -0-            -0-        -0-
                           2004     -0-      -0-         -0-             -0-             -0-            -0-        -0-

Leslie Ann , Ballard
Secretary                  2002     -0-      -0-         -0-             -0-             -0-            -0-        -0-
                           2003     -0-      -0-         -0-             -0-             -0-            -0-        -0-
                           2004     -0-      -0-         -0-             -0-             -0-            -0-        -0-

Margaret Chou
Former Vice President
 and Treasurer             2002     -0-      -0-         -0-             -0-             -0-            -0-        -0-
                           2003     -0-      -0-         -0-             -0-             -0-            -0-        -0-
                           2004     -0-      -0-         -0-             -0-             -0-            -0-        -0-




Robert Geber,
Director (1)               2002     -0-      -0-         -0-             -0-             -0-            -0-        -0-
                           2003     -0-      -0-         -0-             -0-             -0-            -0-        -0-
                           2004     -0-      -0-     $5,000(1)           -0-             -0-            -0-        -0-

Alan Hirsch
Former Executive Vice
President                  2002     -0-      -0-         -0-             -0-             -0-            -0-        -0-
                           2003     -0-      -0-         -0-             -0-             -0-            -0-        -0-
                           2004     -0-      -0-         -0-             -0-             -0-            -0-        -0-

William Ryder
Former Vice President
and Secretary              2002     -0-      -0-         -0-             -0-             -0-            -0-        -0-
                           2003     -0-      -0-         -0-             -0-             -0-            -0-        -0-
                           2004     -0-      -0-         -0-             -0-             -0-            -0-        -0-

Buddy Young,
Director (2)               2002     -0-      -0-         -0-             -0-             -0-            -0-        -0-
                           2003     -0-      -0-         -0-             -0-             -0-            -0-        -0-
                           2004     -0-      -0-     $40,000(2)          -0-             -0-            -0-        -0-

----------

(1) As compensation for joining and serving as a director of the Company, on July 6, 2004, 2004, the Company issued 25,000 shares of common stock to Mr. Geber. At the time of the issuance, the stock had no positive book value, and no market value.

(2) As compensation for serving as a director of the Company and conducting some of the day to day operations of the Company, on July 6, 2004 we issued 200,000 shares of common stock to Mr. Young. At the time of the issuance, the stock had no positive book value, and no market value. Mr. Young subsequently assigned 75,000 shares to Mr. L. Stephen Albright.

EMPLOYMENT AND CONSULTING AGREEMENTS

         We do not have any employment or consulting agreements with any of our executive officers. Other than the compensation paid to Mr. Young and Mr. Geber, no other compensation has been paid or accrued to any officer or director during the past three fiscal years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of the Company's outstanding Common Stock as of June 30, 2004, by each person known by us to own beneficially more than 5% of the outstanding Common Stock, by each of our directors and by all directors and officers of as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of Common Stock except to the extent that authority is shared by spouses under applicable law. Unless otherwise indicated, the address of each stockholder listed in the table is 525 Washington Boulevard, Jersey City, New Jersey 07310.

                                                    NUMBER OF      PERCENTAGE OF
NAME                                               SHARES OWNED     CLASS OWNED
----                                               ------------     -----------

Leslie Ann Ballard ..........................               0           0%

Margaret Chou (1) ...........................          15,000           0.42%

Robert Geber ................................          25,000           0.70%

Alan Hirsch (2) .............................               0           0%

William P. Ryder (3) ........................               0           0%

Edith Wien (4) ..............................         500,000          13.93%

Stephen S. Wien .............................       1,167,885          32.53%

Buddy Young .................................         145,000           4.04%
17337 Ventura Blvd
Encino, CA 91316

All officers and directors
as a group (5 persons) ......................       1,852,885          51.62%

----------
(1)  Margaret Chou resigned her position as an officer on July 15, 2004.

(2) Alan Hirsch resigned his position as an officer and director on March 17, 2004.

(3)  William Ryder resigned his position as an officer on March 17, 2004.

(4) Edith Wien is the wife of Stephen S. Wien, our Chairman, President, and Chief Executive Officer. She is considered an affiliate and her shares are included in the calculation of the shares owned by "all officers and directors."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 22, 1999, we borrowed $5,000; and on October 26, 1999, we borrowed $25,000 from Wien Securities, Corp., an entity in which our president and principle shareholder was an officer and director. On July 30, 2003, the Company and Wien Securities, Corp. agreed to settle its $30,000 loan in exchange for 150,000 shares of the Company's common stock.

     On July 1, 2001 we entered into a joint venture agreement with United Institutional Investments, Inc., an entity controlled by our former executive vice president and director, Alan Hirsch. The joint venture agreement was terminated by mutual consent on March 17, 2004. Mr. Hirsch resigned as an officer and director on March 17, 2004.

     In May 2002, we loaned $25,000 to Sassoon Financial Holdings, Inc. The note was due July 14, 2002 with interest at 12% per annum. The note was extended through September 30, 2003 at the same rate of interest. Alan Hirsch, the Company's executive vice president is a director of Sassoon.

     We have an agreement with our President and majority shareholder to borrow up to $200,000 at 6% interest to cover any cash shortfall through June 30, 2005. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2005. As of August 31, 2004 the Company has not borrowed any funds pursuant to the agreement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

     31.1 Certification of CEO and CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS ON FORM 8-K

         Form 8-K filed on April 1, 2004
                        Item 1.  Changes in Control of Registrant

         Form 8-K filed on May 5, 2004
                        Item 1.  Changes in Control of Registrant

         Form 8-K filed on May 11, 2004
                        Item 5.  Other Events

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    September 25, 2004             WIEN GROUP, INC.

                                        By:  /S/ STEPHEN S. WIEN
                                             ----------------------------------
                                             Stephen S. Wien
                                             President, Chief Executive Officer
                                             and Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:    September 25, 2004                  /S/ STEPHEN S. WIEN
                                             -----------------------------------
                                             Stephen S. Wien
                                             President, Chief Executive Officer,
                                             Chief Financial Officer and
                                             Director (Principal Executive,
                                             Financial and Accounting Officer)


Date:    September 25, 2004                  /S/ ROBERT GEBER
                                             -----------------------------------
                                             Robert Geber
                                             Executive Vice President and
                                             Director


Date:    September 25, 2004                  /S/ BUDDY YOUNG
                                             -----------------------------------
                                             Buddy Young
                                             Director