Form 10QSB
period 2004-09-30
WIEN GROUP INC
filed 2004-11-12
CIK 1141500

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004


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

                             Yes [X]      No [_]

         The Registrant has 3,589,636 shares of Common stock, par value $0.01 per share outstanding as of October 31, 2004.

         Transitional  Small Business  Disclosure  Format (check one)

                             Yes [_]      No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements

         Condensed Balance Sheet
           September 30, 2004 (Unaudited)                                      3

         Condensed Statements of Operations
           Three Months Ended September 30, 2004 and 2003 (Unaudited)          4

         Condensed Statement of Changes in Stockholders' Equity
           Three Months Ended September 30, 2004 (Unaudited)                   5

         Condensed Statements of Cash Flows
           Three Months Ended September 30, 2004 and 2003 (Unaudited)          6

         Notes to Condensed Financial Statements (Unaudited)                   7

Item 2.  Management's Discussion and Analysis or Plan of Operation            10

Item 3.  Controls and Procedures                                              13


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          14

Item 3.  Defaults upon Senior Securities                                      14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 5.  Other Information                                                    14

Item 6.  Exhibits                                                             14

Signatures                                                                    15

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

WIEN GROUP, INC.

CONDENSED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents ....................................        $  36,140
Securities, available for sale, at fair value ................            7,500
                                                                      ---------

                                                                      $  43,640
                                                                      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accrued expenses .............................................        $  15,325
                                                                      ---------


STOCKHOLDERS' EQUITY
Preferred stock, Series A convertible, $0.01
  par value, 1,000 shares authorized,
  no shares issued ...........................................             --
Common stock; $0.01 par value, 25,000,000
  shares authorized, 3,597,000 shares issued
  and 3,589,636 outstanding ..................................           35,970
Additional paid in capital ...................................          282,030
Accumulated deficit ..........................................         (284,185)
Treasury stock, 7,364 shares at cost .........................             --
Accumulated other comprehensive income (loss) ................           (5,500)
                                                                      ---------
                                                                         28,315
                                                                      ---------

                                                                      $  43,640
                                                                      =========



--------------------------------------------------------------------------------
See notes to condensed financial statements

WIEN GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------


                                                       2004             2003
                                                   -----------      -----------

REVENUE
   Interest and dividend income ..............     $        33      $       800
   Realized loss on sale of securities .......         (12,000)            --
                                                   -----------      -----------
                                                       (11,967)             800
                                                   -----------      -----------

EXPENSES
   Legal and accounting fees .................          22,076           19,000
   Transfer agent fees .......................           1,385            1,800
   Other expenses ............................             200              795
                                                   -----------      -----------
                                                        23,661           21,595
                                                   -----------      -----------


Net loss .....................................     $   (35,628)     $   (20,795)
                                                   ===========      ===========

Basic and diluted net loss
  per share ..................................     $     (0.01)     $     (0.01)
                                                   ===========      ===========

Weighted average number of
  shares outstanding .........................       3,579,746        3,001,430
                                                   ===========      ===========


--------------------------------------------------------------------------------
See notes to condensed financial statements

WIEN GROUP, INC.

CONDENSED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

                                                                                            ACCUMULATED
                                                                                              OTHER
                            COMMON STOCK                                  TREASURY STOCK      COMPRE-
                       ---------------------                            ------------------    HENSIVE       TOTAL       COMPRE-
                                                PAID IN   ACCUMULATED                         INCOME     STOCKHOLDERS'  HENSIVE
                        SHARES       AMOUNT     CAPITAL     DEFICIT      SHARES     AMOUNT    (LOSS)        EQUITY       LOSS
                       ---------   ---------   ---------   ---------    ---------   ------   ---------    ---------    ---------
BALANCE -
  JULY 1, 2004 .....   3,372,000   $  33,720   $ 239,280   $(248,557)       7,364   $ --     $ (20,500)   $   3,943    $    --

Issuance of common
  stock for services     225,000       2,250      42,750        --           --       --          --         45,000         --


Net loss ...........        --          --          --       (35,628)        --       --          --        (35,628)     (35,628)

Securities valuation
  adjustment .......        --          --          --          --           --       --        15,000       15,000       15,000
                       ---------   ---------   ---------   ---------    ---------   ------   ---------    ---------    ---------

BALANCE -
 SEPT. 30, 2004 ....   3,597,000   $  35,970   $ 282,030   $(284,185)       7,364   $ --     $  (5,500)   $  28,315    $ (20,628)
                       =========   =========   =========   =========    =========   ======   =========    =========    =========


--------------------------------------------------------------------------------
see notes to condensed financial statements

WIEN GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                                           2004          2003
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss ...........................................    $ (35,628)    $ (20,795)
                                                        ---------     ---------
Adjustments to reconcile net loss to net
cash used in operating activities
Issuance of common stock for services ..............       45,000          --
Realized loss on sale of securities ................       12,000          --
Interest receivable ................................         --            (750)
Accrued expenses ...................................      (35,290)       (6,566)
                                                        ---------     ---------
Total adjustments ..................................       21,710        (7,316)
                                                        ---------     ---------

NET CASH USED IN OPERATING ACTIVITIES ..............      (13,918)      (28,111)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities ...................        5,300          --
Purchase of securities .............................       (2,300)         --
                                                        ---------     ---------
                                                            3,000          --
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash ..................         --           5,000
                                                        ---------     ---------
                                                             --           5,000
                                                        ---------     ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ............      (10,918)      (23,111)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ....       47,058       110,970
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD ..........    $  36,140     $  87,859
                                                        =========     =========


--------------------------------------------------------------------------------
See notes to condensed financial statements

WIEN GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 30, 2004
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION AND ORGANIZATION

         BASIS OF PRESENTATION

         In the opinion of the Company's management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of September 30, 2004, and the results of its operations and cash flows for the three months ended September 30, 2004 and 2003. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior quarter amounts have been reclassified to conform to the presentation in the current year financial statements.

         The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB at June 30, 2004.

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

WIEN GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


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

         The financial statements for the three months ended September 30, 2003 include the accounts of Wien Group, Inc. and United, its consolidated joint venture. All significant inter-company transactions were eliminated in consolidation.

2.       SECURITIES

         Securities owned consist of publicly and non-publicly traded securities which are subject to certain selling restrictions.

         Securities, available for sale consist of the following at September 30, 2004:

                  SHARES
                  ------

                  200,000         GSI Technologies USA Inc.               --
                    7,500         IWT Tesoro Corp.                       7,500
                                                                      --------
                                                                      $  7,500

         During the year ended June 30, 2003 the Company received 25,000 shares of Health Re-Nu, Inc. ("Health Re-Nu") valued by the Company at $15,000 as payment for consulting services rendered.

         During the three months ended September 30, 2004 the Company sold 20,000 shares of the Health Re-Nu shares for $5,300 with a cost basis of $12,000 resulting in a realized loss of $6,700. However, due to a dispute with Health Re-Nu, initiated subsequent to the Company's sale of 20,000 shares of Health Re-Nu stock, the Company agreed to return 25,000 shares of Health Re-Nu stock to Health Re-Nu in settlement of the dispute. Therefore, the Company purchased 20,000 shares of Health Re-Nu stock in the open market for a total cost of $2,300 and then returned 25,000 shares of Health Re-Nu stock to Health Re-Nu. The return of 25,000 shares to Health Re-Nu resulted in a realized loss of $5,300.

WIEN GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


3.       COMMON STOCK TRANSACTIONS

         On July 6, 2004, the Company issued 225,000 shares of its common stock to directors for services rendered during the year ended June 30, 2004. The Company had accrued $45,000 at June 30, 2004 related to the services provided.

4.       RELATED PARTY TRANSACTIONS

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2003

GENERAL

We had no revenue from consulting and investment banking during the three months ended September 30, 2004 or during the three months ended September 30, 2003. Due to our current limited personnel, we are concentrating solely on our existing contracts. As a result, we entered into no new contracts during the three months ended September 30, 2004 compared to three during the same period in 2003.

Interest and dividend income was $33 during the three months ended September 30, 2004 and $800 during the same period in 2003, a decrease of $767 or 96%. The decreases were due to lower interest rates and less capital invested.

We had realized losses of $12,000 on the sale of securities during the three months ended September 30, 2004 and no unrealized gains on securities during the same period in 2003.

During the year ended June 30, 2003 we received 25,000 shares of Health Re-Nu, Inc. ("Health Re-Nu") valued by the us at $15,000 as payment for consulting services rendered.

During the three months ended September 30, 2004 we sold 20,000 shares of the Health Re-Nu shares for $5,300 with a cost basis of $12,000 resulting in a realized loss of $6,700. However, due to a dispute with Health Re-Nu, initiated subsequent to our sale of 20,000 shares of Health Re-Nu stock, we agreed to return 25,000 shares of Health Re-Nu stock to Health Re-Nu in settlement of the dispute. Therefore, we purchased 20,000 shares of Health Re-Nu stock in the open market for a total cost of $2,300 and then returned 25,000 shares of Health Re-Nu stock to Health Re-Nu. The return of 25,000 shares to Health Re-Nu resulted in a realized loss of $5,300.

COSTS AND EXPENSES

During the three months ended September 30, 2004 our expenses increased to $23,661 from $21,595 for the three months ended September 30, 2003. This represents an increase of $2,066, or approximately 10%. This increase was due primarily to increases in professional fees of $3,000.

Overall, our losses increased to $35,628 for the three months ended September 30, 2004, from $20,795 in the same period in 2003. This represents an increase of $14,833, or approximately 71%.

As a result of the Company utilizing office space at no costs, we did not have any rent expense during the three months ended September 30, 2004. Additionally, our president agreed not to take any salary until cash flow permits.

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

On October 28, 2004 our stock was listed on the Over-The-Counter Bulletin Board System.

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

EMPLOYEES

At June 30, 2004, we only had one employee, namely, Stephen S. Wien, our President and Chief Financial Officer. On August 20, 2004, we engaged Ms. Leslie Ann Ballard to serve as the Corporation's Secretary. Both Mr. Wien and Ms. Ballard work on a part time basis for the Company and to date, have not received or earned any compensation. In the event that cash flow from operations is insufficient to permit the hiring of additional employees, the Company's officers and directors will continue to operate the Company for no cash compensation and they will not hire any new employees. Should cash flow from operations be sufficient, we intend to employ additional professional and administrative staff. Until we are in a position to hire additional employees, our administrative, accounting and legal services are handled by unrelated outside service companies.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2004, we had $36,140 in cash and cash equivalents, and on September 30, 2003, we had $87,859 in cash and cash equivalents. We expect that cash from operations and the funds provided to us under an agreement with our President and majority shareholder to borrow up to $200,000 at 6% interest to cover any cash shortfall through December 31, 2005, will be sufficient to satisfy our budgeted cash requirements for at least the next 12 months. As of October 1, 2004 the Company has not borrowed any funds under the agreement.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the three months ended September 30, 2004, no matters were submitted to the Company's security holders.

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

                                            WIEN GROUP, INC.
                                            (Registrant)


Dated: November 12, 2004                    /S/ STEVEN S. WIEN
                                            ------------------------------------
                                            President and Chief
                                            Executive Officer