Form 10QSB
period 2004-12-31
WIEN GROUP INC
filed 2005-02-10
CIK 1141500

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2004


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

                              Yes [X]      No [_]

         The Registrant has 3,589,636 shares of Common stock, par value $0.01 per share outstanding as of December 31, 2004. Based on the closing bid price of the issuer's common stock on December 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $296,736.

         Transitional Small Business Disclosure Format (check one)

                              Yes [_]      No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements

         Condensed Balance Sheet
           December 31, 2004 (Unaudited) ................................     3

         Condensed Statements of Operations
           Six Months and Three Ended December 31, 2004 and
           2003 (Unaudited) .............................................     4

         Condensed Statement of Changes in Stockholders' Equity
           Six Months Ended December 31, 2004 (Unaudited) ...............     5

         Condensed Statements of Cash Flows
           Six Months Ended December 31, 2004 and 2003 (Unaudited) ......     6

         Notes to Condensed Financial Statements (Unaudited) ............     7

Item 2.  Management's Discussion and Analysis or Plan of Operation ......    10

Item 3.  Controls and Procedures ........................................    12


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................    13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ....    13

Item 3.  Defaults upon Senior Securities ................................    13

Item 4.  Submission of Matters to a Vote of Security Holders ............    13

Item 5.  Other Information ..............................................    13

Item 6.  Exhibits .......................................................    13

Signatures ..............................................................    14

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

WIEN GROUP, INC.

CONDENSED BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2004

--------------------------------------------------------------------------------


ASSETS

Cash and cash equivalents ......................................      $  25,382
Securities, available for sale, at fair value ..................          4,050
                                                                      ---------
                                                                      $  29,432
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accrued expenses ...............................................      $   8,118
                                                                      ---------

STOCKHOLDERS' EQUITY
Preferred stock, Series A convertible, $0.01 par
   value, 1,000 shares authorized, no shares issued ............           --
Common stock; $0.01 par value, 25,000,000 shares
   authorized, 3,597,000 shares issued and 3,589,636
   outstanding .................................................         35,970
Additional paid in capital .....................................        282,030
Accumulated deficit ............................................       (298,936)
Treasury stock, 7,364 shares at cost ...........................           --
Accumulated other comprehensive income (loss) ..................          2,250
                                                                      ---------
                                                                         21,314
                                                                      ---------
                                                                      $  29,432
                                                                      =========


See notes to condensed financial statements

WIEN GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
SIX AND THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

                                     Six Months Ended            Three Months Ended
                                       December 31,                  December 31,
                               --------------------------    --------------------------
                                   2004           2003           2004           2003
                               -----------    -----------    -----------    -----------
REVENUE

Interest and dividend income   $        89    $     1,585    $        56    $       785
Realized gain (loss) on sale
  of securities ............        (7,895)          --            4,105           --
                               -----------    -----------    -----------    -----------
                                    (7,806)         1,585          4,161            785
                               -----------    -----------    -----------    -----------

EXPENSES

Legal and accounting fees ..        38,796         37,041         16,720         18,041
Transfer agent fees ........         3,362          3,300          1,977          1,500
Consulting fees ............          --             --             --             --
Other expenses .............           415          3,406            215          2,612
                               -----------    -----------    -----------    -----------
                                    42,573         43,747         18,912         22,153
                               -----------    -----------    -----------    -----------

Net loss ...................   $   (50,379)   $   (42,162)   $   (14,751)   $   (21,368)
                               ===========    ===========    ===========    ===========


Basic and diluted net loss
   per share ...............   $     (0.01)   $     (0.01)   $     (0.00)   $     (0.01)
                               ===========    ===========    ===========    ===========

Weighted average number of
   shares outstanding ......     3,583,522      3,002,136      3,589,636      3,014,636
                               ===========    ===========    ===========    ===========


See notes to condensed financial statements

WIEN GROUP, INC.

CONDENSED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED DECEMBER 31, 2004

------------------------------------------------------------------------------------------------------------------------------------

                                                                                               ACCUMULATED
                                                                                                 OTHER
                                                                                                 COMPRE-
                            COMMON STOCK                                   TREASURY STOCK        HENSIVE      TOTAL        COMPRE-
                       ---------------------    PAID IN    ACCUMULATED  ---------------------    INCOME    STOCKHOLDERS'   HENSIVE
                        SHARES       AMOUNT     CAPITAL     DEFICIT      SHARES      AMOUNT      (LOSS)       EQUITY        LOSS
                       ---------   ---------   ---------   ---------    --------   ----------   ---------    ---------    ---------
BALANCE -
  JULY 1, 2004 .....   3,372,000   $  33,720   $ 239,280   $(248,557)      7,364   $     --     $ (20,500)   $   3,943    $    --

Issuance of common
  stock for services     225,000       2,250      42,750        --          --           --          --         45,000         --

Net loss ...........        --          --          --       (50,379)       --           --          --        (50,379)     (50,379)

Securities valuation
adjustment .........        --          --          --          --          --           --        22,750       22,750       22,750
                       ---------   ---------   ---------   ---------    --------   ----------   ---------    ---------    ---------

BALANCE -
 DECEMBER 31, 2004 .   3,597,000   $  35,970   $ 282,030   $(298,936)      7,364   $     --     $   2,250    $  21,314    $ (27,629)
                       =========   =========   =========   =========    ========   ==========   =========    =========    =========


See notes to condensed financial statements

WIEN GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED
SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------


                                                           2004          2003
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss ...........................................    $ (50,379)    $ (42,162)
                                                        ---------     ---------
Adjustments to reconcile net loss to net
cash used in operating activities
Issuance of common stock for services ..............       45,000          --
Realized loss on sale of securities ................        7,895          --
Interest receivable ................................         --          (1,500)
Accrued expenses ...................................      (42,497)      (16,566)
                                                        ---------     ---------
Total adjustments ..................................       10,398       (18,066)
                                                        ---------     ---------

NET CASH USED IN OPERATING ACTIVITIES ..............      (39,981)      (60,228)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities ...................       20,605          --
Purchase of securities .............................       (2,300)         --
                                                        ---------     ---------
                                                           18,305          --
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash ..................         --           5,000
                                                        ---------     ---------


NET CHANGE IN CASH AND CASH EQUIVALENTS ............      (21,676)      (55,228)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ....       47,058       110,970
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD ..........    $  25,382     $  55,742
                                                        =========     =========


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

WIEN GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2004
--------------------------------------------------------------------------------


1.       ORGANIZATION AND BASIS OF PRESENTATION

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

         BASIS OF PRESENTATION

         In the opinion of the Company's management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of December 31, 2004, and the results of its operations and cash flows for the six months ended December 31, 2004 and 2003. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior quarter amounts have been reclassified to conform to the presentation in the current year financial statements.

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

WIEN GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2004
--------------------------------------------------------------------------------


2.       SECURITIES

         Securities owned consist of publicly traded securities.

         Securities, available for sale consist of the following at December 31, 2004:

                  SHARES
                  ------

                  1,800           IWT Tesoro Corp.             $ 4,050
                                                               =======

         During the year ended June 30, 2003 the Company received 25,000 shares of Health Re-Nu, Inc. ("Health Re-Nu") valued by the Company at $15,000 as payment for consulting services rendered.

         During the year ended June 30, 2003 the Company received 7,500 shares of IWT Testoro Corp. ("IWT") valued by the Company at $7,500 as payment for consulting services rendered.

         During the six months ended December 31, 2004 the Company sold 20,000 shares of the Health Re-Nu shares for $5,300 with a cost basis of $12,000 resulting in a realized loss of $6,700. However, due to a dispute with Health Re-Nu, initiated subsequent to the Company's sale of 20,000 shares of Health Re-Nu stock, the Company agreed to return 25,000 shares of Health Re-Nu stock to Health Re-Nu in settlement of the dispute. Therefore, the Company purchased 20,000 shares of Health Re-Nu stock in the open market for a total cost of $2,300 and then returned 25,000 shares of Health Re-Nu stock to Health Re-Nu. The return of 25,000 shares to Health Re-Nu resulted in a realized loss of $5,300.

         During the quarter  ended  December  31,  2004 the  Company  sold 5,700 shares of the IWT shares for $15,305 with a cost basis of $5,700 resulting in a realized gain of $9,605.

         During the quarter ended December 31, 2004 the Company determined that the decrease in fair market value of the GSI Technologies USA Inc. common stock was likely permanent and, therefore, recorded a realized loss of $5,500 on the accompanying statement of operations in accordance with applicable accounting standards.

WIEN GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2004
--------------------------------------------------------------------------------


3.       COMMON STOCK TRANSACTIONS

         On July 6, 2004, the Company issued 225,000 shares of its common stock to directors for services rendered during the year ended June 30, 2004. The Company had accrued $45,000 at June 30, 2004 related to the services provided.

4.       RELATED PARTY TRANSACTIONS

         The Company's president has agreed to lend the Company up to $200,000 at 6% interest per annum, if considered necessary to provide additional working capital. No amounts were outstanding at December 31, 2004.

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

RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2003

GENERAL

We had no revenue from consulting and investment banking during the six and three months ended December 31, 2004 or during the six and three months ended December 31, 2003. Due to our current limited personnel, we are concentrating solely on our existing contracts. As a result, we entered into only one new contract during the three months ended December 31, 2004 and none during the three months ended December 31, 2003. We have not yet received any compensation from this new contract.

Interest and dividend income was $89 during the six months ended December 31, 2004 and $1,585 during the same period in 2003, a decrease of $1,496 or 94%. The decrease was due to lower interest rates and less capital invested. Interest and dividend income was $56 during the three months ended December 31, 2004 and $785 during the same period in 2003, a decrease of $729 or 93%. The decrease was due to lower interest rates and less capital invested.

We had realized losses of $7,895 on the sale of securities during the six months ended December 31, 2004 and realized gains of $4,105 during the three months ended December 31, 2004 compared to no unrealized gains or losses on securities during the same periods in 2003.

During the year ended June 30, 2003 we received 25,000 shares of Health Re-Nu, Inc. ("Health Re-Nu") valued by us at $15,000 as payment for consulting services rendered. During the three months ended December 31, 2004 we sold 20,000 shares of the Health Re-Nu shares for $5,300 with a cost basis of $12,000 resulting in a realized loss of $6,700. However, due to a dispute with Health Re-Nu, initiated subsequent to our sale of 20,000 shares of Health Re-Nu stock, the we agreed to return 25,000 shares of Health Re-Nu stock to Health Re-Nu in settlement of the dispute. Therefore, we purchased 20,000 shares of Health Re-Nu stock in the open market for a total cost of $2,300 and then returned 25,000 shares of Health Re-Nu stock to Health Re-Nu. The return of 25,000 shares to Health Re-Nu resulted in a realized loss of $5,300.

During the year ended June 30, 2003 we received 7,500 shares of IWT Testoro Corp. ("IWT") valued at $7,500 as payment for consulting services rendered. During the six months ended December 31, 2004 we sold 5,700 shares of the IWT shares for $15,305 with a cost basis of $5,700 resulting in a realized gain of $9,605.

During the quarter ended December 31, 2004, we determined that the decrease in fair market value of the GSI Technologies USA Inc. common stock was likely permanent and, therefore, we recorded a realized loss of $5,500 on the accompanying statement of operations in accordance with applicable accounting standards.

COSTS AND EXPENSES

During the six months ended December 31, 2004 our expenses decreased to $42,573 from $43,747 for the six months ended December 31, 2003. This represents a decrease of $1,174, or approximately 3%. This decrease was due primarily to decreases in other expenses of $2,991, which was partially off-set by an increase in legal and accounting fees of $1,755.

During the three months ended December 31, 2004 our expenses decreased to $18,912 from $22,153 for the three months ended December 31, 2003. This represents a decrease of $3,241, or approximately 15%. This decrease was due primarily to decreases in professional fees of $1,321 and other expenses of $2,397.

Overall, our losses increased to $50,379 for the six months ended December 31, 2004, from $42,162 in the same period in 2003. This represents an increase of $8,217, or approximately 19%.

Overall, our losses decreased to $14,751 for the three months ended December 31, 2004, from $21,368 in the same period in 2003. This represents an decrease of $6,617, or approximately 31%.

As a result of the Company utilizing office space at no costs, we did not have any rent expense during the six and three months ended December 31, 2004. Additionally, our president agreed not to take any salary until cash flow permits.

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

EMPLOYEES

At December 31, 2004, we had two employees, Stephen S. Wien, our President and Chief Financial Officer and Ms. Leslie Ann Ballard, who we engaged on August 20, 2004 to serve as the Corporation's Secretary. Both Mr. Wien and Ms. Ballard work on a part time basis for the Company and to date, have not received or earned any compensation. In the event that cash flow from operations is insufficient to permit the hiring of additional employees, the Company's officers and directors will continue to operate the Company for no cash compensation and they will not hire any new employees. Should cash flow from operations be sufficient, we intend to employ additional professional and administrative staff. Until we are in a position to hire additional employees, our administrative, accounting and legal services are handled by unrelated outside service companies.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2004, we had $25,382 in cash and cash equivalents, and on December 31, 2003, we had $55,742 in cash and cash equivalents. We expect that cash from operations and the funds provided to us under an agreement with our President and majority shareholder to borrow up to $200,000 at 6% interest to cover any cash shortfall through December 31, 2005, will be sufficient to satisfy our budgeted cash requirements for at least the next 12 months. As of January 31, 2005 the Company has not borrowed any funds under the agreement.


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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the three months ended December 31, 2004, no matters were submitted to the Company's security holders.

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

                                                     WIEN GROUP, INC.
                                                     (Registrant)


Dated: February 10, 2005                             /s/ Steven S. Wien
                                                     ---------------------------
                                                     President and Chief
                                                     Executive Officer