Form 10QSB
period 2005-03-31
WIEN GROUP INC
filed 2005-05-12
CIK 1141500

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005


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

                              Yes [X]      No [_]


         The Registrant has 3,589,636 shares of Common stock, par value $0.01 per share outstanding as of May 4, 2005. Based on the closing bid price of the issuer's common stock on May 4, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $377,938.

         Transitional Small Business Disclosure Format (check one)

                              Yes [_]      No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements

         Condensed Balance Sheet
            March 31, 2005 (Unaudited) ..................................      3

         Condensed Statements of Operations
            Nine and Three Months Ended March 31, 2005
            and 2004 (Unaudited) ........................................      4

         Condensed Statement of Changes in Stockholders' Equity
            Nine Months Ended March 31, 2005 (Unaudited) ................      5

         Condensed Statements of Cash Flows
            Nine Months Ended March 31, 2005 and 2004 (Unaudited) .......      6

         Notes to Condensed Financial Statements (Unaudited) ............      7

Item 2.  Management's Discussion and Analysis and Plan of Operation .....     10

Item 3.  Controls and Procedures ........................................     12


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................     13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ....     13

Item 3.  Defaults upon Senior Securities ................................     13

Item 4.  Submission of Matters to a Vote of Security Holders ............     13

Item 5.  Other Information ..............................................     13

Item 6.  Exhibits and Reports on Form 8-K ...............................     13

Signatures ..............................................................     14

PART 1        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

WIEN GROUP, INC.

CONDENSED BALANCE SHEET (UNAUDITED)
MARCH 31, 2005

--------------------------------------------------------------------------------

ASSETS

   Cash and cash equivalents ..................................       $  15,127

   Securities, available for sale, at fair value ..............           7,200
                                                                      ---------

                                                                      $  22,327
                                                                      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Accrued expenses ...........................................       $   5,969
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, Series A convertible, $0.01
      par value, 1,000 shares authorized, no
      shares issued ...........................................            --
   Common stock; $0.01 par value, 25,000,000
      shares authorized, 3,597,000 shares issued
      and 3,589,636 outstanding ...............................          35,970
   Additional paid in capital .................................         282,030
   Accumulated deficit ........................................        (302,842)

   Treasury stock, 7,364 shares at cost .......................            --

   Accumulated other comprehensive income .....................           1,200
                                                                      ---------

                                                                         16,358
                                                                      ---------

                                                                      $  22,327
                                                                      =========


See notes to condensed financial statements

WIEN GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
NINE AND THREE MONTHS ENDED MARCH 31, 2005 AND 2004

--------------------------------------------------------------------------------
                                            Nine Months Ended            Three Months Ended
                                                March 31,                     March 31,
                                       --------------------------    --------------------------
                                          2005           2004            2005           2004
                                       -----------    -----------    -----------    -----------
REVENUE

  Fee income .......................   $    10,000    $      --      $    10,000    $      --

  Interest and dividend income .....           147          2,357             58            772
  Realized (loss) gain on sale

   of securities ...................        (6,113)          --            1,782           --
                                       -----------    -----------    -----------    -----------

                                             4,034          2,357         11,840            772
                                       -----------    -----------    -----------    -----------

EXPENSES

  Legal and accounting fees ........        51,866         53,109         13,070         16,069
  Transfer agent fees ..............         5,644          5,855          2,283          2,555

  Consulting fees ..................          --           30,000           --           30,000
  Other expenses ...................           809          3,432            394             25
                                       -----------    -----------    -----------    -----------
                                            58,319         92,396         15,747         48,649
                                       -----------    -----------    -----------    -----------

Net loss before gain on dissolution
   of joint venture ................       (54,285)       (90,039)        (3,907)       (47,877)


Gain on dissolution of joint venture          --           16,500           --           16,500
                                       -----------    -----------    -----------    -----------

Net loss ...........................   $   (54,285)   $   (73,539)   $    (3,907)   $   (31,377)
                                       ===========    ===========    ===========    ===========

Basic and diluted net loss per share   $     (0.02)   $     (0.02)   $     (0.00)   $     (0.01)
                                       ===========    ===========    ===========    ===========

Weighted average number of shares
  outstanding ......................     3,585,530      3,080,059      3,589,636      3,235,873
                                       ===========    ===========    ===========    ===========


See notes to condensed financial statements

WIEN GROUP, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED MARCH 31, 2005

--------------------------------------------------------------------------------
                                                                                              ACCUMULATED
                                                                                                 OTHER
                            COMMON STOCK                                    TREASURY STOCK      COMPRE-                    COMPRE-
                       ---------------------                            ---------------------   HENSIVE       TOTAL        HENSIVE
                                                PAID IN   ACCUMULATED                            INCOME    STOCKHOLDERS'    INCOME
                         SHARES      AMOUNT     CAPITAL     DEFICIT       SHARES      AMOUNT     (LOSS)       EQUITY        (LOSS)
                       ---------   ---------   ---------   ---------    ---------   ---------   ---------    ---------    ---------
BALANCE -
  JULY 1, 2004 .....   3,372,000   $  33,720   $ 239,280   $(248,557)       7,364   $     --    $ (20,500)   $   3,943    $    --

Issuance of common
  stock for services     225,000       2,250      42,750        --           --           --         --         45,000         --


Net loss ...........        --          --          --       (54,285)        --           --         --        (54,285)     (54,285)

Securities valuation
  adjustment .......        --          --          --          --           --           --       21,700       21,700       21,700
                       ---------   ---------   ---------   ---------    ---------   ---------   ---------    ---------    ---------

BALANCE -
 MARCH 31, 2005 ....   3,597,000   $  35,970   $ 282,030   $(302,842)       7,364   $     --    $   1,200    $  16,358    $ (32,585)
                       =========   =========   =========   =========    =========   =========   =========    =========    =========


See notes to condensed financial statements

WIEN GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED MARCH 31, 2005 AND 2004

--------------------------------------------------------------------------------

                                                           2005          2004
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss ...........................................    $ (54,285)    $ (73,539)
                                                        ---------     ---------
  Adjustments to reconcile net loss to net cash used in operating activities

  Gain on dissolution of joint venture .............         --         (16,500)

  Securities received for services, net ............      (10,000)         --

  Issuance of common stock for services ............       45,000        30,000

  Realized loss on sale of securities ..............        6,113          --

  Interest receivable ..............................         --          (2,250)

  Accrued expenses .................................      (44,646)      (13,861)
                                                        ---------     ---------
Total adjustments ..................................       (3,533)       (2,611)
                                                        ---------     ---------

NET CASH USED IN OPERATING ACTIVITIES ..............      (57,818)      (76,150)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of securities .................       28,187          --

  Purchase of securities ...........................       (2,300)         --
                                                        ---------     ---------

                                                           25,887          --
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock for cash ................         --           5,000
                                                        ---------     ---------


NET CHANGE IN CASH AND CASH EQUIVALENTS ............      (31,931)      (71,150)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ....       47,058       110,970
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD ..........    $  15,127     $  39,820
                                                        =========     =========


See notes to condensed financial statements

WIEN GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005
--------------------------------------------------------------------------------


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

         BASIS OF PRESENTATION

         In the opinion of the Company's management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of March 31, 2005, and the results of its operations and cash flows for the nine and three months ended March 31, 2005 and 2004. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

         The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB as of June 30, 2004.

WIEN GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005
--------------------------------------------------------------------------------


2.       SECURITIES

         Securities owned consist of publicly traded securities.

         Securities, available for sale consist of the following at March 31, 2005:

         SHARES

         60,000            Carnegie Cooke & Company Inc.               $ 7,200
                                                                       =======

         During the quarter ended March 31, 2005 the Company received 100,000 shares of Carnegie Cooke & Company Inc., valued by the Company at $10,000 as payment for consulting services rendered.

         During the quarter ended March 31, 2005 the Company sold 40,000 shares of the Carnegie Cooke & Company Inc., shares for $4,450 with a cost basis of $4,000 resulting in a realized gain of $450.

         During the nine months ended March 31, 2005 the Company sold 7,500 shares of the IWT Testoro Corp. shares for $18,437 with a cost basis of $7,500 resulting in a realized gain of $10,937.

         During the quarter ended December 31, 2004 the Company determined that the decrease in fair market value of the GSI Technologies USA Inc. common stock was likely permanent and, therefore, recorded a realized loss of $5,500 on the accompanying statement of operations in accordance with applicable accounting standards.

         During the nine months ended March 31, 2005 the Company sold 20,000 shares of the Health Re-Nu shares for $5,300 with a cost basis of $12,000 resulting in a realized loss of $6,700. However, due to a dispute with Health Re-Nu, initiated subsequent to the Company's sale of 20,000 shares of Health Re-Nu stock, the Company agreed to return 25,000 shares of Health Re-Nu stock to Health Re-Nu in settlement of the dispute. Therefore, the Company purchased 20,000 shares of Health Re-Nu stock in the open market for a total cost of $2,300 and then returned 25,000 shares of Health Re-Nu stock to Health Re-Nu. The return of 25,000 shares to Health Re-Nu resulted in a realized loss of $5,300.

3.       COMMON STOCK TRANSACTIONS

         On July 6, 2004, the Company issued 225,000 shares of its common stock to directors for services rendered during the year ended June 30, 2004. The Company had accrued $45,000 at June 30, 2004 related to the services provided.

WIEN GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005
--------------------------------------------------------------------------------


4.       RELATED PARTY TRANSACTIONS

         The Company's president has agreed to lend the Company up to $200,000 at 6% interest per annum, if considered necessary to provide additional working capital. No amounts were outstanding at March 31, 2005.

5.       SUBSEQUENT EVENT

         On April 27, 2005, the Company entered into a non-binding letter of intent with MM2 Group, Inc. ("MM2"). Subject to each of the parties' completion of due diligence and execution of definitive documentation, the Letter of Intent provides the basic outline for the Company's reverse merger with MM2, with the Company being the surviving corporation. Other material terms to the Letter of Intent include a two for one (2 for1) forward split of the Company's common stock and the issuance of new shares to MM2 which represent 94% of the Company's issued and outstanding common stock. As part of the transaction, MM2 will represent that it has $900,000 cash on its balance sheet as of the closing date, that it will have, pursuant to financing documents executed in March 2005, an additional $1,100,000 cash on its balance sheet within 5 business days of the date on which the Company (as constituted after the closing) files a Form SB-2 Registration Statement that is deemed effective by the Securities and Exchange Commission, and that it has, pursuant to financing documents executed in March 2005, an equity line of credit facility for $10,000,000.

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

RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THE NINE AND THREE MONTHS ENDED MARCH 31, 2004

GENERAL

We had $10,000 revenue from consulting and investment banking during the nine and three months ended March 31, 2005 compared to no revenue from consulting and investment banking during the nine and three months ended March 31, 2004. Due to our current limited personnel, we are concentrating solely on our existing contracts. As a result, we entered into only two new contracts during the nine and three months ended March 31, 2005 and none during the nine and three months ended March 31, 2004. We received $10,000 in securities of Carnegie Cooke & Company Inc. common stock for services rendered under one contract and we have not yet received any compensation from our contract with WENR Corp.

Interest and dividend income was $147 during the nine months ended March 31, 2005 and $2,357 during the same period in 2004, a decrease of $2,210 or 94%. The decrease was due to lower interest rates and less capital invested. Interest and dividend income was $58 during the three months ended March 31, 2005 and $772 during the same period in 2004, a decrease of $714 or 92%. The decrease was due to lower interest rates and less capital invested.

We had realized losses of $6,113 on the sale of securities during the nine months ended March 31, 2005 and realized gains of $1,782 during the three months ended March 31, 2005 compared to no unrealized gains or losses on securities during the same periods in 2004.

During the quarter ended March 31, 2005 we received 100,000 shares of Carnegie Cooke & Company Inc. common stock valued at $10,000 as payment for consulting services rendered.

During the nine months ended March 31, 2005 we sold 7,500 shares of the IWT Testoro Corp. shares for $18,437 with a cost basis of $7,500 resulting in a realized gain of $10,937.

During the quarter ended March 31, 2005 we sold 40,000 shares of the Carnegie Cooke & Company Inc. shares for $4,450 with a cost basis of $4,000 resulting in a realized gain of $450.

During the quarter ended March 31, 2005, we determined that the decrease in fair market value of the GSI Technologies USA Inc. common stock was likely permanent and, therefore, we recorded a realized loss of

$5,500 on the accompanying statement of operations in accordance with applicable accounting standards.

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

COSTS AND EXPENSES

During the nine months ended March 31, 2005 our expenses decreased to $58,319 from $92,396 for the nine months ended March 31, 2004. This represents a decrease of $34,077, or approximately 37%. This decrease was due primarily to decreases in consulting fees of $30,000, accounting fees of $1,243 and other expenses of $2,834.

During the three months ended March 31, 2005 our expenses decreased to $15,747 from $48,649 for the three months ended March 31, 2004. This represents a decrease of $32,902 or approximately 68%. This decrease was due primarily to decreases in consulting fees of $30,000 and accounting fees of $2,902.

Overall, our losses decreased to $54,285 for the nine months ended March 31, 2005, from $73,539 in the same period in 2004. This represents an decrease of $19,254, or approximately 26%.

Overall, our losses decreased to $3,907 for the three months ended March 31, 2005, from $31,377 in the same period in 2004. This represents an increase of $27,470, or approximately 88%.

As a result of the Company utilizing office space at no costs, we did not have any rent expense during the nine and three months ended March 31, 2005. Additionally, our president agreed not to take any salary until cash flow permits.

PLAN OF OPERATION

We have sought after potential business opportunities such as acquisitions, mergers, joint ventures or other transactions, whether in related or unrelated businesses with a view toward enhancing stockholder value. Our agreement with MM2 Group, Inc. is the result of our pursuit of this objective.

On April 27, 2005, we entered into a non-binding letter of intent with MM2 Group, Inc. ("MM2"). Subject to the completion of due diligence and execution of definitive documentation, the Letter of Intent provides the basic outline for our reverse merger with MM2, with Wien Group, Inc. being the surviving corporation. Other material terms to the Letter of Intent include a two for one (2 for1) forward split of our common stock and the issuance of new shares to MM2 which represent 94% of our issued and outstanding common stock. As part of the transaction, MM2 will represent that it has $900,000 cash on its balance sheet as of the closing date, that it will have, pursuant to financing documents executed in March 2005, an additional $1,100,000 cash on its balance sheet within 5 business days of the date on which we (as constituted after the closing) file a Form SB-2 Registration Statement that is deemed effective by the Securities and Exchange Commission, and that it has, pursuant to financing documents executed in March 2005, an equity line of credit facility for $10,000,000.

As the reverse merger is subject to due diligence, there can be no assurance that this transaction will be completed. Should the reverse merger not be completed, we intend to continue to develop our core business of providing corporate financial advisory services to small and emerging companies that require advisory services to continue their growth within their respective industry. We primarily will continue to focus on business in the manufacturing, retail, music & entertainment, and health care industries. As stated earlier, these services include: general corporate finance, merger and acquisition advisory services, consulting on overall corporate strategy, facilitating asset-based lending, and arranging equipment-leasing contracts. In order to move forward with our plan of operation, we anticipate raising additional capital through either a private placement or traditional borrowing sources. If we are successful in our efforts to raise substantial capital, management will seek to allocate a major portion of these funds to increase our ability to provide corporate finance advisory services to companies with which we have established a business relationship.

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

EMPLOYEES

At March 31, 2005, we had two employees, Stephen S. Wien, our President and Chief Financial Officer and Ms. Leslie Ann Ballard, who we engaged on August 20, 2004 to serve as the Corporation's Secretary. Both Mr. Wien and Ms. Ballard work on a part time basis for the Company and to date, have not received or earned any compensation. In the event that cash flow from operations is insufficient to permit the hiring of additional employees, the Company's officers and directors will continue to operate the Company for no cash compensation and they will not hire any new employees. Should cash flow from operations be sufficient, we intend to employ additional professional and administrative staff. Until we are in a position to hire additional employees, our administrative, accounting and legal services are handled by unrelated outside service companies.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2005, we had $15,127 in cash and cash equivalents, and on March 31, 2004, we had $39,820 in cash and cash equivalents. We expect that cash from operations and the funds provided to us under an agreement with our President and majority shareholder to borrow up to $200,000 at 6% interest to cover any cash shortfall through March 31 2005 and will be sufficient to satisfy our budgeted cash requirements for at least the next 12 months. As of April 31, 2005 the Company has not borrowed any funds under the agreement.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the three months ended March 31, 2005, no matters were submitted to the Company's security holders.

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

(b)      Reports on Form 8-K

         Form 8-K filed on April 27, 2005 incorporated herein by this reference

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WIEN GROUP, INC.
                                           (Registrant)


Dated: May 12, 2005                        /s/ Steven S. Wien
                                           ------------------------------
                                           President and Chief
                                           Executive Officer