Form 10KSB
period 2005-06-30
WIEN GROUP INC
filed 2005-09-23
CIK 1141500

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF
1934

                     For the fiscal year ended June 30, 2005

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

                               Yes [X]      No [_]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer had revenues from operations during the fiscal year ended June 30, 2005 of $10,000.

     The Registrant has 7,379,272 shares of Common stock, par value $0.01 per share outstanding as of September 13, 2005. Based on the closing bid price of the issuer's common stock on September 13, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $256,280.

     Check whether the issuer is a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [X] No [_]

     Documents incorporated by reference:  None
     Transitional Small Business Disclosure Format (check one):  Yes [_] No [X]

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I

   Item 1.    Description of Business..........................................3
   Item 2.    Description of Property..........................................6
   Item 3.    Legal Proceedings................................................6
   Item 4.    Submission of Matters to a Vote of Security Holders..............6

PART II

   Item 5.    Market for Common Equity and Related Stockholder Matters.........6
   Item 6.    Management's Discussion and Analysis or Plan of Operation........7
   Item 7.    Financial Statements............................................11
   Item 8.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...........................22
   Item 8A.   Controls and Procedure..........................................22

PART III

   Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act.............23
   Item 10.   Executive Compensation..........................................25
   Item 11.   Security Ownership of Certain Beneficial Owners and Management..26
   Item 12.   Certain Relationships and Related Transactions..................27
   Item 13.   Exhibits .......................................................27
   Item 14.   Principal Accountant Fees and Services .........................27

SIGNATURES    ................................................................28



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

          We initiated our corporate financial advisory service business on July 1, 2001, by entering into a joint venture agreement with United Institutional Investments, Inc., ("United"), a company specializing in corporate financing. Until the joint venture agreement was terminated by mutual consent on March 17, 2004, we worked jointly, on a non-exclusive basis, with United to provide financial advisory services to small and emerging growth companies. These services which we still provide include corporate finance, merger and acquisition advisory services, consulting on overall corporate strategy, and facilitating asset-based lending. Although we do not have any subsidiaries, our joint venture with United was treated as a subsidiary in our financial statements. We have no other subsidiaries or joint ventures.

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

          In addition to the contracts signed on behalf of the joint venture, we signed a number of contracts with clients to provide advisory services on our own. Among these companies are GSI Technologies USA, Inc., Mobile Area Networks, Inc., Security Intelligence Technologies, Inc., a manufacturer of security surveillance equipment, and Freedom Oil & Gas, Inc. All the above mentioned contracts have expired.

          Under the terms of the contracts mentioned above, we received compensation in the form of equity, and in some cases, a combination of both cash and equity. The primary reason for this is that many of the companies that require our services are in the early stage of development and do not have the financial resources to pay our fee in cash. We anticipate that this payment structure will remain the same for the foreseeable future. The amounts of compensation are different in all of the contracts, and are dependent on the type of service provided, the term of the contract, and the transactions consummated during the term of the contract.

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

     SERVICES

          For the past twelve months management's efforts were focused on securing new clients, establishing a corporate finance department to better serve our clients, and to expand our presence within the industry through advertising and public relations. Due to the lack of financial resources we were unable to achieve these goals during the fiscal 2005.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     We currently utilize on a month to month basis, at no cost, office space consisting of approximately 1,000 square feet from Hudson Securities, Corp., an entity formerly controlled by our president and principal shareholder (see CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, page 27) located at 525 Washington Blvd., Jersey City, New Jersey 07310. We anticipate moving our office to another location during fiscal 2006.

ITEM 3.  LEGAL PROCEEDINGS.

     As of the date hereof, we are not a party to any material legal proceedings, and we are not aware of any such claims being contemplated against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2005.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Our common stock is traded on the over-the-counter Bulletin Board system (also known as OTC:BB), under the stock symbol, (WIGR).

     The Over-The-Counter Bulletin Board system has requirements imposed on companies that are listed in their systems.

     The Over-The-Counter Bulletin Board System requires that the Company's stock be registered with the Securities and Exchange Commission, that the Company be current with its Securities and Exchange Commission filings requirements, and have at lease one (1) market maker. There are no requirements as to stock price, bid and asked quotes, number of shareholders, the number of shares held by each shareholder, or the number of shares traded.

     The Company's certificate of incorporation provides for the authorization of 25,000,000 shares of Common Stock, $0.01 par value. As of June 30, 2005, 3,697,000 shares of Common Stock were issued and 3,689,636 were outstanding, all of which are fully paid and non-assessable.

     The high and low bid prices on the OTC Electronic Bulletin Board for the Common Stock were as follows. These quotations reflect inter-dealer prices, without retail mark-up, or mark-down or commission and may not represent actual transactions.

      YEAR ENDED JUNE 30, 2005                           HIGH           LOW

      Second Quarter (through December 31, 2004)         $0.13         $0.05
      Third Quarter (through March 31, 2005)             $0.13         $0.04
      Fourth Quarter (through June 30, 2005)             $0.15         $0.04

HOLDERS

     As of June 30, 2005, there were 97 shareholders of record.

DIVIDEND POLICY

     We have not declared or paid any cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. On June 24, 2005, the Company's Board of Directors declared a two-for-one stock dividend of the common stock payable on July 29, 2005 to shareholders of record as of July 11, 2005

RECENT SALES OF UNREGISTERED SECURITIES

     On July 6, 2004, the Company issued 200,000 shares of its common stock to Buddy Young and 25,000 shares to Robert Geber, directors of Wien Group, Inc., for services rendered. As a result, the Company accrued a charge to operations during the fiscal year ended June 30, 2004 in the amount of $45,000.

     On June 21, 2005, the Company issued 100,000 shares of its common stock to Buddy Young, for services rendered. As a result, the Company accrued a charge to operations in the amount of $14,000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

     We recognize income from consulting and investment banking contracts entered into with our clients. The income is recorded when services are rendered. In instances where we receive securities in lieu of cash, the revenue is recognized at the value of the services rendered based on similar contracts that we have with our other clients or the value of the securities, whichever is more readily determinable.

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

SELECTED FINANCIAL INFORMATION

                                                    FISCAL YEAR ENDED JUNE 30,
                                                     2005                2004
                                                  ---------           ---------

Statement of Operations Data
Fee income .............................          $  10,000           $    --
Operating loss .........................          $ (90,871)          $(149,839)
Net loss after taxes ...................          $ (90,871)          $(149,839)


Balance Sheet Data
Total assets ...........................          $   9,097           $  54,558
Total liabilities ......................          $  16,525           $  50,615
Stockholder's (deficit) equity .........          $  (7,428)          $   3,943

GENERAL

Our revenue from consulting and investment banking was $10,000 in 2005 and $ 0 in 2004, an increase of $10,000 or 100%. Due to our current limited personnel, we are concentrating solely on our existing contracts. As a result, we entered into only two new contracts in 2005, compared to none with companies in 2004. We received $10,000 in securities of Carnegie Cooke & Company Inc. common stock for services rendered under one contract and we have not yet earned any compensation from our other contracts.

Interest and dividend income was $197 in 2005 and $2,382 in 2004, a decrease of $2,185 or 92%. The decrease was due to our lower money market balances and lower interest rates. We sold securities in 2005, realizing a net loss of $6,190 compared to a realized net gain of $17,074 in the prior year.

COSTS AND EXPENSES

     For the years ended June 30, 2005 and 2004, our expenses decreased to $94,878 in 2005 from $185,795 in 2004. This represents a decrease of $90,917, or approximately 49%. This decrease was due primarily to a decrease in consulting fees of $61,000 and the prior year loss on note receivable of $30,628.

     Overall, our losses decreased to $90,871 in 2005 from $149,839 in 2004. This represents a decrease of $58,968, or approximately 39%.

     As a result of the Company utilizing office space at no costs, we did not have any rent expense during 2005 and 2004, (see DESCRIPTION OF PROPERTY, page
6). Additionally, our president agreed not to take any salary until cash flow permits.

PLAN OF OPERATION

     We have sought after potential business opportunities such as acquisitions, mergers, joint ventures or other transactions, whether in related or unrelated businesses with a view toward enhancing stockholder value. Our agreement with MM2 Group, Inc. is the result of our pursuit of this objective.

     On July 9, 2005, the Company entered into an acquisition agreement with MM2 Group, Inc. ("MM2") and Wien Group, Inc. (Wien NJ), a New Jersey corporation. Subject to the completion of certain conditions and other performance requirements, the Company will merge with Wien NJ, with Wien NJ being the surviving corporation. After the merger, Wien NJ will acquire 100% of the outstanding common stock of MM2. The Company's shareholders will receive one share of Wien NJ class A common stock for each share held and Wien NJ will change its name to MM2 Group, Inc. As part of the transaction, MM2 will represent that it has $900,000 cash on its balance sheet as of the closing date, that it will have, pursuant to financing documents executed in March 2005, an additional $1,100,000 cash on its balance sheet within 5 business days of the date on which we (as constituted after the closing) file a Form SB-2 Registration Statement that is deemed effective by the Securities and Exchange Commission, and that it has, pursuant to financing documents executed in March 2005, an equity line of credit facility for $10,000,000.

     As the reverse merger is subject to due diligence, there can be no assurance that it will be completed. Should the reverse merger not be completed, we intend to continue to develop our core business of providing corporate financial advisory services to small and emerging companies that require advisory services to continue their growth within their respective industry. We primarily will continue to focus on business in the manufacturing, retail, music & entertainment, and health care industries. As stated earlier, these services include: general corporate finance, merger and acquisition advisory services, consulting on overall corporate strategy, facilitating asset-based lending, and arranging equipment-leasing contracts. In order to move forward with our plan of operation, we anticipate raising additional capital through either a private placement or traditional borrowing sources. If we are successful in our efforts to raise substantial capital, management will seek to allocate a major portion of these funds to increase our ability to provide corporate finance advisory services to companies with which we have established a business relationship.

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

EMPLOYEES

     At June 30, 2005, we had two employees, Stephen S. Wien, our President and Chief Financial Officer and Mrs. Nicole Naidrich, who we engaged on March 3, 2005 to serve as the Corporation's Secretary. Both Mr. Wien and Mrs. Naidrich work on a part time basis for the Company and, to date, have not received or earned any compensation. In the event that cash flow from operations is insufficient to permit the hiring of additional employees, the Company's officers and directors will continue to operate the Company for no cash compensation and they will not hire any new employees. Should cash flow from operations be sufficient, we intend to employ additional professional and administrative staff. Until we are in a position to hire additional employees, our administrative, accounting and legal services are handled by unrelated outside service companies.

LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 2005, we had $9,097 in cash and cash equivalents, and on June 30, 2004, we had $47,058 in cash and cash equivalents. We expect that cash from operations and the funds provided to us under an agreement with our President and majority shareholder to borrow up to $200,000 at 6% interest to cover any cash shortfall through December 31, 2006, (see CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, page 27), will be sufficient to satisfy our budgeted cash requirements for at least the next 12 months. As of June 30, 2005 the Company has not borrowed any funds under the agreement.

ITEM 7.  FINANCIAL STATEMENTS.


                                WIEN GROUP, INC.

                              FINANCIAL STATEMENTS

                             JUNE 30, 2005 AND 2004

                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements

         Report of Independent Registered Public Accounting Firm              12

         Balance Sheet
            June 30, 2005                                                     13

         Statements of Operations
            Years Ended June 30, 2005 and 2004                                14

         Statement of Changes in Stockholders' Equity (Deficit)
            Years Ended June 30, 2005 and 2004                                15

         Statements of Cash Flows
            Years Ended June 30, 2005 and 2004                                16

         Notes to Financial Statements                                        17

Board of Directors and Stockholders
Wien Group, Inc.
Jersey City, New Jersey

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Wien Group, Inc. as of June 30, 2005, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wien Group, Inc. as of June 30, 2005, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.



/s/ Hays & Company LLP
----------------------
Hays & Company LLP

August 29, 2005
New York, New York

WIEN GROUP, INC.

BALANCE SHEET
JUNE 30, 2005

--------------------------------------------------------------------------------


ASSETS

Cash and cash equivalents .....................................       $   9,097
                                                                      =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accrued expenses ..............................................       $  16,525
                                                                      ---------

STOCKHOLDERS' DEFICIT
Preferred stock, Series A convertible, $0.01 par
   value, 1,000 shares authorized, no shares issued ...........            --
Common stock; $0.01 par value, 25,000,000 shares
   authorized, 3,697,000 shares issued and
   3,689,636 outstanding ......................................          36,970
Additional paid in capital ....................................         295,030
Accumulated deficit ...........................................        (339,428)
Treasury stock, 7,364 shares at cost ..........................            --
                                                                      ---------
                                                                         (7,428)
                                                                      ---------

                                                                      $   9,097
                                                                      =========


--------------------------------------------------------------------------------
See Notes to Financial Statements

WIEN GROUP, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2005 AND 2004

--------------------------------------------------------------------------------

                                                         2005           2004
                                                     -----------    -----------
REVENUE
Fee income .......................................   $    10,000    $      --
Interest and dividend income .....................           197          2,382
Realized (loss) gain on sale of securities .......        (6,190)        17,074
                                                     -----------    -----------
                                                           4,007         19,456
                                                     -----------    -----------

EXPENSES
Legal and accounting fees ........................        73,005         69,247
Loss on note and accrued interest receivable .....          --           30,628
Transfer agent fees ..............................         7,030          7,449
Consulting and directors fees ....................        14,000         75,000
Other expenses ...................................           843          3,471
                                                     -----------    -----------
                                                          94,878        185,795
                                                     -----------    -----------

Loss before gain on dissolution of joint venture .       (90,871)      (166,339)

Gain on dissolution of joint venture .............          --           16,500
                                                     -----------    -----------

Net loss .........................................   $   (90,871)   $  (149,839)
                                                     ===========    ===========

Basic and diluted net loss per share .............   $     (0.01)   $     (0.02)
                                                     ===========    ===========

Weighted average number of shares outstanding ....     7,178,587      6,312,422
                                                     ===========    ===========


--------------------------------------------------------------------------------
See Notes to Financial Statements

WIEN GROUP, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED JUNE 30, 2004 AND 2005

--------------------------------------------------------------------------------
                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                COMMON STOCK       ADDITIONAL                   TREASURY STOCK    COMPREHENSIVE
                           ---------------------    PAID IN   ACCUMULATED   ---------------------    INCOME
                             SHARES      AMOUNT     CAPITAL     DEFICIT       SHARES     AMOUNT      (LOSS)
                           ---------   ---------   ---------   ---------    ---------   ---------   ---------
BALANCE -
  JULY 1, 2003 .........   2,997,000   $  29,970   $ 168,030   $ (98,718)       7,364   $    --     $    --

Issuance of common stock
  for cash .............      25,000         250       4,750        --           --          --          --

Issuance of common stock
  in settlement of
  liabilities ..........     150,000       1,500      28,500        --           --          --          --

Issuance of common stock
  for services .........     200,000       2,000      38,000        --           --          --          --

Net loss ...............        --          --          --      (149,839)        --          --          --

Securities valuation
  adjustment ...........        --          --          --          --           --          --       (20,500)
                           ---------   ---------   ---------   ---------    ---------   ---------   ---------

BALANCE -
  JUNE 30, 2004 ........   3,372,000      33,720     239,280    (248,557)       7,364        --       (20,500)

Total comprehensive loss
  for the year ended
  June 30, 2004 ........        --          --          --          --           --          --          --


Issuance of common stock
  for services .........     325,000       3,250      55,750        --           --          --          --

Net loss ...............        --          --          --       (90,871)        --          --          --

Securities valuation
  adjustment ...........        --          --          --          --           --        20,500      20,500
                           ---------   ---------   ---------   ---------    ---------   ---------   ---------

Total comprehensive loss
  for the year ended
  June 30, 2005 ........        --          --          --          --           --          --          --


BALANCE -
  JUNE 30, 2005 ........   3,697,000   $  36,970   $ 295,030   $(339,428)       7,364   $    --     $    --
                           =========   =========   =========    =========   =========   =========    =========


                               TOTAL
                            STOCKHOLDERS'
                              EQUITY     COMPREHENSIVE
                             (DEFICIT)       LOSS
                             ---------    ---------
BALANCE -
  JULY 1, 2003 .........     $  99,282

Issuance of common stock
  for cash .............         5,000

Issuance of common stock
  in settlement of
  liabilities ..........        30,000

Issuance of common stock
  for services .........        40,000

Net loss ...............      (149,839)    (149,839)

Securities valuation
  adjustment ...........       (20,500)     (20,500)
                             ---------    ---------

BALANCE -
  JUNE 30, 2004 ........         3,943

Total comprehensive loss
  for the year ended
  June 30, 2004 ........          --      $(170,339)
                                          =========

Issuance of common stock
  for services .........        59,000

Net loss ...............       (90,871)   $ (90,871)

Securities valuation
  adjustment ...........        20,500
                             ---------    ---------

Total comprehensive loss
  for the year ended
  June 30, 2005 ........          --      $ (70,371)
                                          =========

BALANCE -
  JUNE 30, 2005 ........     $  (7,428)
                              =========


--------------------------------------------------------------------------------
See Notes to Financial Statements

WIEN GROUP, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2005 AND 2004

--------------------------------------------------------------------------------

                                                          2005           2004
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .........................................     $ (90,871)     $(149,839)
                                                       ---------      ---------
Adjustments to reconcile net loss to net
cash used in operating activities
Gain on dissolution of joint venture .............          --          (16,500)
Securities received for services .................       (10,000)
Loss on note receivable ..........................          --           25,000
Issuance of common stock for services ............        14,000         40,000
Realized loss (gain) on sale of securities .......         6,190        (17,074)
Interest receivable ..............................          --            3,378
Accrued expenses .................................        10,910         24,049
                                                       ---------      ---------
Total adjustments ................................        21,100         58,853
                                                       ---------      ---------

NET CASH USED IN OPERATING ACTIVITIES ............       (69,771)       (90,986)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities .................        34,110         22,074
Purchase of securities ...........................        (2,300)          --
                                                       ---------      ---------
NET CASH PROVIDED BY INVESTING ACTIVITES .........        31,810         22,074
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash ................          --            5,000
                                                       ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..........       (37,961)       (63,912)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR ....        47,058        110,970
                                                       ---------      ---------

CASH AND CASH EQUIVALENTS - END OF YEAR ..........     $   9,097      $  47,058
                                                       =========      =========


--------------------------------------------------------------------------------
See Notes to Financial Statements

WIEN GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------


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

         The financial statements through March 17, 2004 include the accounts of Wien Group, Inc. and United, its former consolidated joint venture. All significant inter-company transactions were eliminated in consolidation.

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

         SIGNIFICANT CREDIT RISK

         Cash balances and securities are held by brokerage companies located in New York City and New Jersey. Such amounts may at times exceed insured limits.

         NEW ACCOUNTING PRONOUNCEMENTS

         On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after December 31, 2005.

         In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

         The implementation of these new standards is not expected to have a material effect on the Company's financial statements.

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

         At June 30, 2005 and 2004, the Company did not have any common stock equivalents, and therefore, basic and diluted earnings per share are identical.

         On June 24, 2005, the Company's Board of Directors declared a 1 for 1 stock dividend whereby, on July 29, 2005, each holder of record of common stock as of July, 11, 2005, would receive one additional share of common stock for each share then held. For purposes of calculating the weighted average shares outstanding used in the earnings per share calculation, the stock dividend has been retroactively applied for the years ended June 30, 2005 and 2004.

2.       SECURITIES

         Securities owned consist of publicly and non-publicly traded securities which are subject to certain selling restrictions. Securities received for services are valued at cost, which in management's opinion approximates fair value due to lack of marketability and selling restrictions. During the year ended June 30, 2005, the Company sold its investment in Carnegie Cooke & Company Inc. for $10,374, which resulted in a realized gain of $373. During the year ended June 30, 2005, the Company sold its investment in IWT Testoro Corp. for $18,437 which resulted in a realized gain of $10,937. During the year ended June 30, 2005, the Company reduced its carrying value of GSI Technologies USA, Inc. and Health Re-Nu, Inc. to zero and recorded a loss of $17,500.

         During the year ended June 30, 2004, the Company sold its investment in Security Intelligence Technologies, Inc. for $22,074, which resulted in a realized gain of $17,074. Also during the year ended June 30, 2004, the Company reduced its carrying value of GSI Technologies USA, Inc. and Health Re-Nu, Inc. to zero and recorded a comprehensive loss of $20,500.

         Securities, available for sale consist, of the following at June 30, 2005 and 2004:

         SHARES                                         2005             2004
         ------                                       --------         --------

         7,500         IWT Testoro Corp.                 -              7,500


3.       COMMON STOCK TRANSACTIONS

         On June 21, 2005, the Company issued 100,000 shares of its common stock to a director of the Company, for services rendered in accordance with the employees consultants stock option plan (Note 6). As a result, the Company recorded a charge to operations in the amount of $14,000.

         On July 6, 2004, the Company issued 225,000 shares of its common stock to directors for services rendered. As a result, the Company recorded a charge to operations in the amount of $45,000 for the year ended June 30, 2004.

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

4.       INCOME TAXES

         The Company has net operating losses for tax purposes totaling approximately $257,000 at June 30, 2005 that are available to offset future taxable income and expire in years commencing in 2021. The Company does not have any current income tax expense in 2005 and 2004 due to its taxable losses.

         Deferred income taxes consist of the following for the years ended June 30:

                                                    2005        2004
                                                  --------    --------

         Deferred income tax benefit ..........   $ 20,000    $ 38,000
         Valuation allowance ..................    (20,000)    (38,000)
                                                  --------    --------
                  Net deferred tax benefit ....   $   --      $   --
                                                  ========    ========

         Deferred tax assets consist of the following at June 30, 2005 and 2004:

                                                    2005        2004
                                                  --------    --------

         Deferred tax asset - beginning of year   $ 62,500    $ 24,500
         Deferred income tax benefit ..........     20,000      38,000
         Valuation allowance ..................    (82,500)    (62,500)
                                                  --------    --------
         Deferred tax asset - end of year .....   $   --      $   --
                                                  ========    ========

         The Company has provided for a full valuation allowance on the deferred tax asset due to the uncertainty of its realization.

5.       RELATED PARTY TRANSACTIONS

         The Company's offices are provided without rent by an entity which was formerly owned and controlled by the Company's president and principal shareholder.

         The Company's president has agreed to lend the Company up to $200,000 at 6% interest per annum, if considered necessary to provide additional working capital.

6.       EMPLOYEES-CONSULTANTS STOCK COMPENSATION PLAN

         During 2005 the Company established the 2005 Employees-Consultants Stock Compensation Plan (the "Plan") effective May 13, 2005, to offer directors, officers and selected key employees, advisors and consultants an opportunity to acquire a proprietary interest in the success of the Company, to receive compensation, or to increase such interest, by purchasing shares of the Company's common stock. The Plan provides both for the direct award or sales of shares and for the grant of options to purchase shares. Options granted under the Plan may include non-statutory options, as well as incentive stock options. The Company has registered 100,000 shares of its common stock which are issuable to eligible employees and consultants under the Plan.

         As discussed in Note 3, the Company issued 100,000 shares to a director of the Company in accordance with the Plan.

7.       SUBSEQUENT EVENTS

         On July 9, 2005, the Company entered into an acquisition agreement with MM2 Group, Inc. ("MM2") and Wien Group, Inc. (Wien NJ), a New Jersey corporation. Subject to the completion of certain conditions and other performance requirements, the Company will merge with Wien NJ, with Wien NJ being the surviving corporation. After the merger, Wien NJ will acquire 100% of the outstanding common stock of MM2. The Company's shareholders will receive one share of Wien NJ class A common stock for each share held and Wien NJ will change its name to MM2 Group, Inc.

         On June 24, 2005, the Company's Board of Directors declared a one-for-one stock dividend of the common stock payable on July 29, 2005 to shareholders of record as of July 11, 2005. This stock dividend will result in the issuance of approximately 3.6 million additional shares of common stock and will be accounted for by the transfer of approximately $36,000 from capital in excess of par value of common stock.

         The Company's shareholders approved the merger agreement at a meeting held on August 22, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

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

PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting. We do not currently pay compensation to directors for services in that capacity. However, on July 6, 2004 we issued two hundred thousand (200,000) shares of our common stock to Buddy Young and twenty five thousand (25,000) shares of our common stock to Robert Geber as consideration for their efforts on behalf of the Company. On June 21, 2005 we issued one hundred thousand (100,000) shares of our common stock to Buddy Young. We were under no obligation to issue any shares either to Mr. Young or Mr. Geber, but elected to do so in appreciation of their efforts.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Our directors, executive officers and persons who own more than 10% of our shares are current with their filings.

MANAGEMENT

     The  following  table sets forth the current  officers and directors of the
Company:

     NAME                       AGE        POSITION
     ----                       ---        --------

     Stephen S. Wien            67         President, Chief Executive Officer,
                                           Chief Financial Officer, and Chairman

     Nicole Naidrich            32         Secretary

     Robert Geber               69         Director

     Buddy Young                70         Director

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

NICOLE NAIDRICH

     Mrs. Naidrich has served as Corporate Secretary since March 3, 2005. She is the adult daughter of our principal shareholder, chief executive officer and director, Stephen S. Wien. Mrs. Naidrich is a graduate of Syracuse University where she majored in communications. She started her career at Hudson Securities in 1994, where she is currently employed as an assistant trader.

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

ITEM 10. EXECUTIVE COMPENSATION.

                                      ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                           --------------------------------------     ---------------------------------------
                                                                                      Securities
Name and                                             Other Annual     Restricted      Underlying       LTIP     All other
Principal Position         Year    Salary   Bonus    Compensation     Stock Awards      Option        Payouts     Comp.
------------------         ----    ------   -----    ------------     ------------      ------        -------     -----

Stephen Wien,
CEO, CFO & Director
                           2002     -0-      -0-         -0-             -0-             -0-            -0-        -0-
                           2003     -0-      -0-         -0-             -0-             -0-            -0-        -0-
                           2004     -0-      -0-         -0-             -0-             -0-            -0-        -0-
                           2005     -0-      -0-         -0-             -0-             -0-            -0-        -0-

Robert Geber,
Director (1)
                           2002     -0-      -0-         -0-             -0-             -0-            -0-        -0-
                           2003     -0-      -0-         -0-             -0-             -0-            -0-        -0-
                           2004     -0-      -0-     $ 5,000(1)          -0-             -0-            -0-        -0-
                           2005     -0-      -0-         -0-             -0-             -0-            -0-        -0-

Nicole Naidrich
Secretary
                           2004     -0-      -0-         -0-             -0-             -0-            -0-        -0-
                           2005     -0-      -0-         -0-             -0-             -0-            -0-        -0-

Buddy Young,
Director (2)
                           2002     -0-      -0-         -0-             -0-             -0-            -0-        -0-
                           2003     -0-      -0-         -0-             -0-             -0-            -0-        -0-
                           2004     -0-      -0-     $40,000(2)          -0-             -0-            -0-        -0-
                           2005     -0-      -0-     $20,000(3)          -0-             -0-            -0-        -0-

(1) As compensation for joining and serving as a director of the Company, on July 6, 2004, 2004, the Company issued 25,000 shares of common stock to Mr. Geber. At the time of the issuance, the stock had no positive book value, and no market value.

(2) As compensation for serving as a director of the Company and conducting some of the day to day operations of the Company, on July 6, 2004 we issued 200,000 shares of common stock to Mr. Young. At the time of the issuance, the stock had no positive book value, and no market value. Mr. Young subsequently assigned 150,000 shares to Mr. L. Stephen Albright.

(3) As compensation for serving as a director of the Company and conducting some of the day to day operations of the Company, on June 25, 2005 we issued 100,000 shares of common stock to Mr. Young. At the time of the issuance, the stock had no positive book value, and no market value.

EMPLOYMENT AND CONSULTING AGREEMENTS

     We do not have any employment or consulting agreements with any of our executive officers. Other than the compensation paid to Mr. Young and Mr. Geber, no other compensation has been paid or accrued to any officer or director during the past three fiscal years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of the Company's outstanding Common Stock as of June 30, 2005, by each person known by us to own beneficially more than 5% of the outstanding Common Stock, by each of our directors and by all directors and officers of as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of Common Stock except to the extent that authority is shared by spouses under applicable law. Unless otherwise indicated, the address of each stockholder listed in the table is 525 Washington Boulevard, Jersey City, New Jersey 07310.

                                             NUMBER OF            PERCENTAGE OF
NAME                                        SHARES OWNED           CLASS OWNED
------------------------------------        ------------          -------------
Robert Geber, Director
525 Washington Boulevard
Jersey City, New Jersey 07310                   25,000                0.68%

Edith Wien (1)
525 Washington Boulevard
Jersey City, New Jersey 07310                  500,000               13.55%

Stephen S. Wien, CEO and Director
525 Washington Boulevard
Jersey City, New Jersey 07310                1,167,885               31.65%

Buddy Young, Director
525 Washington Boulevard
Jersey City, New Jersey 07310                  245,000                6.64%

Nicole Naidrich (2)
525 Washington Boulevard
Jersey City, New Jersey 07310                  150,000                4.07%

All Executive officers
and directors as a group (4 persons)         2,087,885               56.59%


(1) Edith Wien is the wife of our principal shareholder, chief executive officer and director, Stephen S. Wien.

(2) Nicole Naidrich is the adult daughter of our principal shareholder, chief executive officer and director, Stephen S. Wien.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have an agreement with our President and majority shareholder to borrow up to $200,000 at 6% interest to cover any cash shortfall through June 30, 2006. Repayment is to be made when funds are available with the balance of principal and interest due June 30, 2006. As of September 13, 2005 the Company has not borrowed any funds pursuant to the agreement.

ITEM 13. EXHIBITS

     The following documents are included or incorporated by reference as exhibits to this report:

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

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-KSB and 10-QSBs respectively, and for other services normally provided in connection with statutory filings were $21,927 and $16,000, respectively, in the years ended June 30, 2005 and June 30, 2004.

TAX FEES

     We did not incur any fees for tax compliance matters rendered by our independent auditors during the years ended June 30, 2005 and June 30, 2004.

ALL OTHER FEES

     We did not incur any fees for other professional services rendered by our independent auditors during the years ended June 30, 2005 and June 30, 2004.


SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    September 23, 2005         WIEN GROUP, INC.

                                    By:      /S/ STEPHEN S. WIEN
                                             -----------------------------------
                                             Stephen S. Wien
                                             President, Chief Executive Officer
                                             and Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:    September 23, 2005         /S/ STEPHEN S. WIEN
                                    --------------------------------------------
                                    Stephen S. Wien
                                    President, Chief Executive Officer, Chief
                                    Financial Officer and Director (Principal
                                    Executive, Financial and Accounting Officer)



Date:    September 23, 2005         /S/ ROBERT GEBER
                                    --------------------------------------------
                                    Robert Geber
                                    Executive Vice President and Director


Date:    September 23, 2005         /S/ BUDDY YOUNG
                                    --------------------------------------------
                                    Buddy Young
                                    Director