Form 10QSB
period 2005-09-30
MM2 GROUP, INC.
filed 2005-11-14
CIK 1141500

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  _____________

                                   FORM 10-QSB
                                  _____________

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______________ to _______________



           Commission file number:    000-50292





                                 MM2 GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

NEW JERSEY                                                   13-2614100
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

750 ROUTE 34
MATAWAN, NJ                                                  07747
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)



Registrant's Telephone Number, Including Area Code:          (732) 441-7700

The former name of the registrant was Wien Group, Inc. The former address of the registrant was 525 Washington Blvd., Jersey City, New Jersey, 07310

Securities registered under Section 12(b) of the Exchange Act:   NONE.

Securities registered under Section 12(g) of the Exchange Act:   CLASS A COMMON
                                                                 STOCK, NO PAR
                                                                 VALUE PER SHARE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              YES [X]   NO [_]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                YES [X]   NO [_]

Number of shares of Class A, common stock, No par value, outstanding as of
November 14, 2005:                                              123,312,605

Transitional Small Business Disclosure Format (check one).      YES [_]   NO [X]

================================================================================

                                TABLE OF CONTENTS
                                -----------------



                                                                        Page No.
                                                                        --------

PART I.    FINANCIAL INFORMATION

           Item 1.  Condensed Consolidated Financial Statements
                    (Unaudited)

                    Balance Sheet - September 30, 2005 ................  2

                    Statements of Operations - For the three
                    months ended September 30, 2005 and 2004 ..........  3

                    Statements of Cash Flows - For the three
                    months ended September 30, 2005 and 2004 ..........  4

                    Notes to Condensed Consolidated Financial
                    Statements ........................................  5 - 9


           Item 2.  Management's Discussion and Analysis or
                    Plan of Operation .................................  10 - 12

           Item 3.  Controls and Procedures ...........................  13




PART II.   OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of
                    Security Holders ..................................  14

           Item 6.  Exhibits ..........................................  14

             MM2 GROUP, INC. (f/k/a WIEN GROUP, INC.) AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2005





ASSETS
------

CURRENT ASSETS
Cash and cash equivalents                                          $         --
                                                                   ------------

TOTAL ASSETS                                                       $         --
                                                                   ============





LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
Accrued expenses                                                   $         --
                                                                   ------------


STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
   no shares issued and outstanding                                          --
Common stock:
   Class A - no par value; authorized 450,000,000 shares;
       7,386,636 shares issued; and 7,379,272 shares outstanding         73,866
   Class B - no par value; authorized 50,000,000 shares;
       no shares issued and outstanding                                      --
Additional paid in capital                                              286,868
Accumulated deficit                                                    (360,734)
Treasury stock, 7,364 shares at cost                                         --
                                                                   ------------
   Total stockholders' Deficit                                               --
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $         --
                                                                   ============










                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

             MM2 GROUP, INC. (f/k/a WIEN GROUP, INC.) AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)





                                                    FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
REVENUE
   Interest and dividend income                    $         --    $         33
   Realized loss on sale of securities                       --         (12,000)
                                                   ------------    ------------

   Total revenue                                             --         (11,967)
                                                   ------------    ------------

EXPENSES
   Legal and accounting fees                             18,680          22,076
   Transfer agent fees                                    2,115           1,385
   Other expense                                            511             200
                                                   ------------    ------------
   Total expenses                                        21,306          23,661
                                                   ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES               $    (21,306)   $    (35,628)
                                                   ============    ============

NET LOSS PER COMMON SHARE
   Basic                                           $      (0.00)   $      (0.01)
                                                   ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                              7,379,272       6,002,860
                                                   ============    ============









                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

             MM2 GROUP, INC. (f/k/a WIEN GROUP, INC.) AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                       FOR THE THREE MONTHS
                                                        ENDED SEPTEMBER 30
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                        $    (21,306)   $    (35,628)
   Adjustments to reconcile net loss to net
      cash (used in) operating activities
   Common stock issued for services                          --          45,000
   Realized loss on sale of securities                       --          12,000
   Changes in certain assets and liabilities:
      Accrued liabilities                               (16,525)        (35,290)
                                                   ------------    ------------
   Total cash (used in) operating activities            (37,831)        (13,918)
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of securities                         --           5,300
   Purchase of securities                                    --          (2,300)
                                                   ------------    ------------
   Total cash provided by investing activities               --           3,000
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Return of capital to officer                          (7,266)             --
   Proceeds of loans by officer                          36,000              --
                                                   ------------    ------------
   Total cash provided by financing activities           28,734              --
                                                   ------------    ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS              (9,097)        (10,918)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           9,097          47,058
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD          $         --    $     36,140
                                                   ============    ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                $         --    $         --
                                                   ============    ============
   Income taxes                                    $         --    $         --
                                                   ============    ============



SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the three months ended September 30, 2005:
----------------------------------------------

On June 24, 2005, Wien's Board of Directors declared a one-for-one stock dividend of the common stock payable on July 29, 2005 to shareholders of record as of July 11, 2005. Wien issued 3,689,636 shares for a value of $36,896.

For the three months ended September 30, 2004:
----------------------------------------------

On July 6, 2004, Wien issued 225,000 shares of its common stock to directors for services rendered during the fiscal year ended June 30, 2004. Wien valued the services at $45,000.


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

             MM2 GROUP, INC. (f/k/a WIEN GROUP, INC.) AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005


NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of  business
------------------------
MM2 Group, Inc. ("MM2", or the "Company"), was incorporated in New York on March 18, 1968 under the name John DeNegris Associates, Inc.. In 1974, John DeNegris Associates, Inc. changed its name to Wien Group, Inc. ("Wien (NY)"). Wien (NY) conducted a public relations business and traded in the public market until December 1991 when the corporation ceased operations. Wien (NY) remained inactive until September 1998 when it reacquired its good standing status with the State of New York. Wien (NY) did not conduct any business prior to July 2001, at which time it initiated its business of providing corporate financial advisory services to small and emerging companies that require advisory services to continue their growth within their respective industries. Wien (NY) primarily focused on the manufacturing, retail, music & entertainment, and health care industries. These services include: general corporate finance, merger and acquisition advisory services, consulting on overall corporate strategy, facilitating asset-based lending, and arranging equipment-leasing contracts.

On September 23, 2005, Wien (NY) reincorporated in the state of New Jersey pursuant to a Plan and Agreement of Merger. Pursuant to such Plan and Agreement of Merger, Wien (NY) merged with and into its wholly owned subsidiary ("Wien
(NJ)") with Wien (NJ) being the surviving entity., Wien (NJ)'s charter provided for the authorization of Class A Common Stock (the "Wien (NJ) Class A Common"), Class B Common Stock ("Wien (NJ) Class B Common"), and Preferred Stock ("Wien
(NJ) Preferred"). Pursuant to the Plan and Agreement of Merger, each holder of Wien (NY)'s Common Stock received one share of Wien (NJ) Class A Common in exchange for each share of such holder's Common Stock.

On October 12, 2005, Wien (NJ)'s name was changed to MM2 Group, Inc.

On October 19, 2005, Wien (NJ) completed its previously disclosed acquisition (the "Acquisition") of all of the outstanding shares of MM2 Group, Inc., a New Jersey corporation ("OldMM2"). The Acquisition was effected pursuant to the terms of the Acquisition Agreement dated July 8, 2005 (the "Acquisition Agreement") between Wien (NY), Wien (NJ), Stephen Wien, OldMM2 and the stockholders of OldMM2 as of the date of the Acquisition Agreement. Prior to the closing of the Acquisition, certain terms and conditions of the Acquisition Agreement were amended by the parties thereto. The primary changes were to (i) allow fractional shares of Wien (NJ) to be issued in connection with the Acquisition, (ii) correctly state the authorized capital stock of Wien (NJ) and Wien (NY) and (iii) specify the authorized stock of Wien (NJ) following the reincorporation.

The Company had nominal operations immediately before and after the Acquisition. OldMM2 was a corporation formed on December 8, 2004. Other than the Acquisition, no significant business activity has been conducted by OldMM2 from the date of its creation to the date of the consummation of the Acquisition. The primary activity of OldMM2 involved seeking merger or acquisition candidates with whom it could either merge or acquire.

             MM2 GROUP, INC. (f/k/a WIEN GROUP, INC.) AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005


The Company is publicly traded and is currently traded on the NASD Over The Counter Bulletin Board ("OTCBB") under the symbol "MMGP".

Basis of presentation
---------------------
The accompanying financial statements include the accounts of Wien (NY) and its wholly owned subsidiary Wien (NJ). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the June 30, 2005 audited financial statements and the accompanying notes thereto.

The result of operations for the three months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the fiscal year ended June 30, 2005. References to the "Company," "we," "us" and "our" refer to Wien Group Inc.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Basic and Diluted Earnings Per Common Share
-------------------------------------------
The Company displays earnings per share in a dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

             MM2 GROUP, INC. (f/k/a WIEN GROUP, INC.) AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005


At September 30, 2005 and 2004, the Company did not have any common stock equivalents, and therefore, basic and diluted earnings per share are identical.

On June 24, 2005, the Company's Board of Directors declared a 1 for 1 stock dividend whereby, on July 29, 2005, each holder of record of common stock as of July, 11, 2005, would receive one additional share of common stock for each share then held. For purposes of calculating the weighted average shares outstanding used in the earnings per share calculation, the stock dividend has been retroactively applied for the three months ended September 30, 2005 and 2004.


NOTE 3 - RELATED PARTY TRANSACTIONS

Wien's offices were provided without rent by an entity which was formerly owned and controlled by the Wien's president and principal shareholder.


NOTE 4 - STOCKHOLDERS' DEFICIT

In accordance with its Certificate of Incorporation as filed on July 7, 2005, on September 30, 2005, Wien was authorized to issue 450,000,000 shares of Class A common stock, no par value; and 50,000,000 shares of Class B Common Stock, no par value. Additionally, the board of directors had the rights to prescribe and authorize the issuance of 1,000,000 preferred shares, $1.00 par value.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of September 30, 2005:
450,000,000 shares of authorized common stock with no par value, 7,386,636 shares were issued and 7,379,272 shares outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. Wien has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. Wien anticipates that any earnings generated from operations will be used to finance the growth objectives.

For the three months ending September 30, 2005, the company had the following transactions in its Class A common stock:

>> On June 24, 2005, Wien's Board of Directors declared a one-for-one stock dividend of the common stock payable on July 29, 2005 to shareholders of record as of July 11, 2005. Wien issued 3,689,636 shares for a value of $36,896.

             MM2 GROUP, INC. (f/k/a WIEN GROUP, INC.) AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005


CLASS B COMMON STOCK

As of September 30, 2005, Class B Common Stock consisted of 50,000,000 shares of authorized common stock with no par value. Class B stock has voting rights of 100 to 1 with respect to Class A Common Stock. As of September 30, 2005, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that the Company had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of September 30, 2005, no shares were issued or outstanding.

TREASURY STOCK

The Company had reacquired 7,364 of the Company's common stock prior to going public on July 1, 2001. The Company has recorded this transaction as having no value.


NOTE 5 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses and experiences a deficiency of cash flow from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

             MM2 GROUP, INC. (f/k/a WIEN GROUP, INC.) AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005


NOTE 6 - SUBSEQUENT EVENTS

On October 12, 2005, Wien (NJ)'s name was changed to MM2 Group, Inc. pursuant to the terms of the previously disclosed Acquisition Agreement dated July 8, 2005 (the "Acquisition Agreement") between Wien (NY), Wien (NJ), Stephen Wien, MM2 Group, Inc., a New Jersey corporation ("OldMM2") and the stockholders of OldMM2.

On October 19, 2005, Wien (NJ) completed the acquisition of all of the outstanding shares of OldMM2. The Acquisition was effected pursuant to the terms of the Acquisition Agreement. Prior to the closing of the Acquisition, certain terms and conditions of the Acquisition Agreement were amended by the parties thereto. The primary changes were to (i) allow fractional shares of Wien (NJ) to be issued in connection with the Acquisition, (ii) correctly state the authorized capital stock of Wien (NJ) and Wien (NY) and (iii) specify the authorized stock of Wien (NJ) following the reincorporation. Exhibit 99.1 illustrates the pro forma financial statements of the combined companies.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion and analysis of our financial condition and results of operations includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate.

You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this filing as well as our audited statements and related notes for the fiscal year ended June 30, 2005 filed with Form 10-KSB and the information contained in the Current Report on Form 8-K dated October 19, 2005, with Amendment No. 1 and No. 2 filed thereto. The following discussion contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements

PLAN OF OPERATION
-----------------

The primary acitivity of the Company, following the reverse merger with OldMM2, will involve seeking merger or acquisition candidates with whom it can either merge or acquire. Neither the Company nor OldMM2 has any understanding, agreement or arrangement with respect to the acquisition or merger of the Company. The Company does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

The Company has a limited operating history on which to base an evaluation of its business and prospects. Its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. The Company will encounter various risks in implementing and executing its business strategy. The Company can provide no assurance that it will be successful in addressing such risks, and the failure to do so could have a material adverse effect on its business.

The Company does not presently intend to make any loans to any prospective merger or acquistion candidate, or to any unaffiliated third parties.

The officers and directors of the Company are currently involved in other activities and will devote only a portion of their time to the specific business affairs of the Company until such time as a merger or acquisition candidate has been determined. At such time, they expect to spend the necessary time and effort to investigate and finalize any merger or acquisition.

The Company will seek to merge with or acquire private operating company(ies) which management believes has good business fundamentals and significant growth potential.

We do not expect to purchase any significant equipment for the foreseeable future, unless we are successful in completing a merger or acquisition with an operating company.

We do not expect any significant changes in the numbers of employees in the next twelve months, unless we are successful in completing a merger or acquisition with an operating company.

We do not plan to provide any services or plan to generate any revenues for the foreseeable future. Our management team will, however, continue to receive compensation in accordance with their employment agreements while they continue to investigate potential merger and acquisition candidates. We intend to limit our operations initially to seeking merger and acquisition candidates.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER
------------------------------------------------------------------------------
30, 2004
--------

During the three months ended September 30, 2005, management has focused its energies on the closing up the company in anticipation of the pending reverse merger with MM2 Group. There were no new revenues for the quarter and the expenses were primarily comprised of legal and accounting fees directly related to the merger. In addition, the rent on the current office space is at no cost and the officer drew no salary for the period. All open accounts payable have been settled with the Company and the available cash remaining after the settlement was refunded to the Officers in settlement of the loans to the Company.

Net loss for the three-month period ending September 30, 2005 was $21,306 as compared to net loss of $35,628 for the three-month period ending September 30, 2004. The decrease in net loss in the current year was the result of lower spending on legal and professional fees.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three months ended September 30, 2005, the President, Stephen Wien, loaned the Company $36,000 to fund the working capital requirements. As of September 30, 2005, the Company had incurred no additional obligations.

During the three months ended September 30, 2005, Wien had a net decrease in cash of $9,097. Wien's principal sources and uses of funds were as follows:

CASH USED BY OPERATING ACTIVITIES. Wien used $37,831 in cash for operating activities in the three months ended September 30, 2005. The decrease is primarily the result of the losses from operations sustained by the Company in the current year and the repayment of existing obligations of the Company.

CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the three months ended September

30, 2005 provided a total of $28,734 in cash. This total consisted of $36,000 loan from the President and a return of capital to the President of $9,097 from the available cash at the end of the period.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

To date, the Company has no Off Balance Sheet Arrangements

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

       Certain information included in this Form 10-QSB and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management's good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "should," "will," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
-------------------------------------------------

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.


CHANGES IN INTERNAL CONTROLS.
-----------------------------

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 22, 2005, the stockholders of Wien (NY), each approved the resolution to the change of Wien (NY)'s state of incorporation from the State of New York to the State of New Jersey pursuant to a Plan and Agreement of Merger. Such resolution was approved by the affirmative vote of 70 percent of the total issued and outstanding voting stock of Wien (NY).



ITEM 6.  EXHIBITS

         31.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.


MM2 Group, Inc.


By: /s/ Mark Meller                            Date:   November 14, 2005
    -----------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Mark Meller                            Date:   November 14, 2005
    -----------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer

                                INDEX OF EXHIBITS




31.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.