Form 10QSB
period 2005-12-31
MM2 GROUP, INC.
filed 2006-02-14
CIK 1141500

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

                                       OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________ to ___________________

Commission file number:    000-50292

                                 MM2 GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         NEW JERSEY                                              20-2554835
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

           750 ROUTE 34
            MATAWAN, NJ                                                  07747
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code:  (732) 441-7700

The former name of the registrant was Wien Group, Inc. The former address of the registrant was 525 Washington Blvd., Jersey City, New Jersey, 07310

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE.

         Securities registered under Section 12(g) of the Exchange Act:
                          CLASS A COMMON, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [_]

Number of shares of Class A, common stock,
      No par value, outstanding as of January 31, 2006:              123,315,251

Transitional Small Business Disclosure Format (check one).  YES [_] NO [X]

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------

PART I.           FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Balance Sheet - December 31, 2005                               2

         Statements of Operations - For the six months and three months
            ended December 31, 2005 and 2004                             3

         Statements of Cash Flows - For the six months ended
            December 31, 2005 and 2004                                   4

         Notes to Condensed Consolidated Financial Statements            5 - 9

Item 2.  Management's Discussion and Analysis or Plan of Operation       12 - 16

Item 3.  Controls and Procedures                                         17

PART II. OTHER INFORMATION

Item 6.  Exhibits                                                        18

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                DECEMBER 31, 2005

                                     ASSETS
                                     ------

CURRENT ASSETS
Cash and cash equivalents                                          $    673,340
Prepaid expenses                                                        175,306
                                                                   ------------
    Total current assets                                                848,646

PROPERTY AND EQUIPMENT
    Net of accumulated depreciation of $572                               3,859
                                                                   ------------

TOTAL ASSETS                                                       $    852,505
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                              $     96,047
Due to related parties                                                  322,351
Convertible debentures payable                                        1,250,000
                                                                   ------------
    Total current liabilities                                         1,668,398

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
    no shares issued and outstanding                                       --
Common stock:
   Class A - no par value; authorized 450,000,000 shares;
       123,315,251 shares issued and outstanding                          1,000
   Class B - no par value; authorized 50,000,000 shares;
       10,000,000 shares issued and outstanding                           1,000
Accumulated deficit                                                    (817,893)
                                                                   ------------
   Total stockholders' Deficit                                         (815,893)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    852,505
                                                                   ============








         The accompanying notes are an integral part of these condensed consolidated financial statements.

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   For the Six Months Ended           For the Three Months Ended
                                                         December 31,                        December 31,

                                                    2005              2004              2005              2004
                                                ------------      ------------      ------------      ------------
GENERAL AND ADMINISTRATION
  EXPENSES
  General and administration expenses           $    371,549      $     20,393      $    196,592      $     20,393
  Depreciation expenses                                  443              --                 222              --
                                                ------------      ------------      ------------      ------------

  Total general and administration expenses          371,992            20,393           196,814            20,393
                                                ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                                (371,992)          (20,393)         (196,814)          (20,393)

OTHER (INCOME) EXPENSE
   Interest (income)                                 (14,715)             --              (6,513)             --
   Interest expense                                  115,278              --              57,639              --
                                                ------------      ------------      ------------      ------------

  Total other (income) expense                       100,563              --              51,126              --
                                                ------------      ------------      ------------      ------------

NET LOSS APPLICABLE TO COMMON
  SHARES                                        $   (472,555)     $    (20,393)     $   (247,940)     $    (20,393)
                                                ============      ============      ============      ============

NET LOSS PER COMMON SHARE
  Basic and diluted                             $      (0.01)     $      (0.00)     $      (0.00)     $      (0.00)
                                                ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                               53,443,182         7,167,044       100,630,024         7,179,272
                                                ============      ============      ============      ============




         The accompanying notes are an integral part of these condensed consolidated financial statements.

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.)AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   For the six months
                                                                   ended December 31,
                                                                 2005              2004
                                                             ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
 Net loss                                                    $   (472,555)     $    (20,393)
 Adjustments to reconcile net loss to net cash (used in)
   operating activities
      Depreciation                                                    443              --
 Changes in certain assets and liabilities:
      Prepaid expenses                                            (86,916)             --
      Accounts payable and accrued liabilities                     70,754              --
      Due to related parties                                      127,371            20,393
                                                             ------------      ------------
 Total cash (used in) operating activities                       (360,093)             --
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                  (556)             --
                                                             ------------      ------------
 Total cash (used in) investing activities                           (556)             --
                                                             ------------      ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                      (361,459)             --

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 1,034,799              --
                                                             ------------      ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                    $    673,340      $       --
                                                             ============      ============

CASH PAID DURING THE PERIOD FOR:
 Interest expense                                            $     83,333      $       --
                                                             ============      ============

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
For the six months ended December 31, 2005:
-------------------------------------------

On June 24, 2005, the Company's Board of Directors declared a one-for-one stock dividend of the common stock payable on July 29, 2005 to shareholders of record as of July 11, 2005. The Company issued 3,689,636 shares.

On October 19, 2005, the Company issued a total of 115,933,332 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock to Mr. Mahoney and Mr. Meller pursuant to the terms of the Acquisition Agreement in exchange for the outstanding shares of Old MM2's Class A Common Stock and Class B Common Stock.

For the six months ended December 31, 2004:
-------------------------------------------

On July 6, 2004, the Company issued 225,000 shares of its common stock to directors for services rendered during the fiscal year ended June 30, 2004. The Company valued the services at $45,000.


         The accompanying notes are an integral part of these condensed consolidated financial statements.

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           DECEMBER 31, 2005 AND 2004

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of  business
--------------  --------
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

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           DECEMBER 31, 2005 AND 2004

The Company is publicly traded and is currently traded on the NASD Over The Counter Bulletin Board ("OTCBB") under the symbol "MMGP".

Basis of presentation
---------------------
The acquisition was accounted for as a reverse merger under the purchase method of accounting. Accordingly, MM2 Group, Inc. will be treated as the continuing entity for accounting purposes. The accompanying financial statements include the accounts of Old MM2, Wien (NY) and its wholly owned subsidiary Wien (NJ). The unaudited interim condensed consolidated financial statements included herein have been prepared by MM2 Group, Inc. and Subsidiary without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the June 30, 2005 audited financial statements of the MM2 Group, Inc and the accompanying notes thereto filed as part of the Form 8-K/A dated October 19, 2005 and filed with the Securities and Exchange Commission.

The result of operations for the three and six month periods ending December 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. References to the "Company," "we," "us" and "our" refer to MM2 Group Inc.

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

Basic and Diluted Earnings Per Common Share
-------------------------------------------
The Company displays earnings per share in a dual presentation of basic and diluted earnings per

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           DECEMBER 31, 2005 AND 2004

share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The computation of diluted EPS does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position. The Company has issued 750,000 warrants to purchase Class A Common Stock granted as of December 31, 2005.

On June 24, 2005, the Company's Board of Directors declared a 1 for 1 stock dividend whereby, on July 29, 2005, each holder of record of common stock as of July, 11, 2005, would receive one additional share of common stock for each share then held. For purposes of calculating the weighted average shares outstanding used in the earnings per share calculation, the stock dividend has been retroactively applied for the six months ended December 31, 2005 and 2004.

The shares used in the computations are as follows:

                                        For the six months               For the three months
                                        ending December 31,               ending December 31,
                                       2005             2004             2005             2004
                                   ------------     ------------     ------------     ------------
Basic and Diluted EPS Purposes       53,443,182        7,167,044      100,630,024        7,179,272
                                   ============     ============     ============     ============

NOTE 3 - RELATED PARTY TRANSACTIONS

Wien (NY)'s offices were provided without rent by an entity which was formerly owned and controlled by the Wien (NY)'s president and principal shareholder.

As of December 31, 2005, the Company has accrued $322,351 of deferred compensation for the Chairman and the President of the Company. These deferrals will remain unpaid until the Board of Directors determines that the company has sufficient liquidity to make such payments. The Chairman and the President of the Company have further agreed, however, to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.

On June 1, 2005, the Company entered into a sub-lease of an office at 750 Highway 34, Matawan, NJ with iVoice, Inc. The rent is on a month-to-month basis for $350 per month, and may be increased from time to time to pass on increases in rent and utilities paid by iVoice, Inc.

NOTE 4 - STOCKHOLDERS' DEFICIT

In accordance with its Certificate of Incorporation as filed on July 7, 2005, the Company is authorized to issue 450,000,000 shares of Class A common stock, no par value; and 50,000,000

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           DECEMBER 31, 2005 AND 2004

shares of Class B Common Stock, no par value. Additionally, the board of directors had the rights to prescribe and authorize the issuance of 1,000,000 preferred shares, $1.00 par value.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of December 31, 2005:
450,000,000 shares of authorized common stock with no par value, 123,315,251 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

For the six months ending December 31, 2005, the company had the following transactions in its Class A common stock:

       On June 24, 2005, the Company's Board of Directors declared a one-for-one stock dividend of the common stock payable on July 29, 2005 to shareholders of record as of July 11, 2005. Wien issued 3,689,636 shares.

       On October 19, 2005, the Company issued a total of 115,933,332 shares of Class A Common Stock to Mr. Mahoney and Mr. Meller pursuant to the terms of the Acquisition Agreement in exchange for the outstanding shares of Old MM2's Class A Common Stock.


CLASS B COMMON STOCK

As of December 31, 2005, Class B Common Stock consisted of 50,000,000 shares of authorized common stock with no par value, 10,000,000 shares were issued and outstanding. Class B stock has voting rights of 100 to 1 with respect to Class A Common Stock. Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that the Company had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

For the six months ending December 31, 2005, the company had the following transactions in its Class B common stock:

         On October 19, 2005, the Company issued a total of 10,000,000 shares of Class B Common Stock to Mr. Mahoney and Mr. Meller pursuant to the terms of the Acquisition Agreement in exchange for the outstanding shares of Old MM2's Class B Common Stock.

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           DECEMBER 31, 2005 AND 2004

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of December 31, 2005, no shares were issued or outstanding.

NOTE 5 - WARRANTS

In April 2005, the Company sold to Cornell Capital a warrant to purchase 750,000 shares of its common stock for a purchase price of $10. The exercise price shall be the average of the volume weighted average prices of the Company's Common Stock, as quoted by Bloomberg, LP for the first five (5) trading days after the Company's Common Stock becomes listed on the OTC Bulletin Board. The warrants expire two years from the date of issue.

NOTE 6 -  COMMITMENTS AND CONTINGENCIES

In order to provide the necessary working capital, in April 2005, the Company entered into a securities purchase agreement with Cornell Capital Partners, LP ("Cornell"), whereby Cornell shall purchase a minimum of $2,500,000 of 5% secured convertible debentures, which shall be convertible into shares of the Company's Class A common stock. Interest on the outstanding principal balance of the secured convertible debentures accrues at the annual rate of 5%. A payment schedule for interest is yet to be determined. Principal payments are due and payable monthly, in arrears, commencing on the earlier of i) the date the registration statement is declared effective by the United States Securities and Exchange Commission or ii) 4 months from the date of the agreement. The Company has the option to redeem a portion or all of the outstanding debentures at 120% of the amount redeemed plus accrued interest. The holder shall be entitled to convert up to 15% of the secured convertible debentures into the Company's Class A Common Stock at a price equal to twenty percent (20%) of the weighted average price of the Class A Common Stock for the first five trading days after the Company Stock becomes listed on the OTC Bulletin Board. The holder shall be entitled to convert the balance of the debenture at a price equal to the lowest closing bid price of the Class A Common Stock for the five (5) trading days immediately preceding the conversion date. Additionally, the Company had also entered into a Standby Equity Distribution Agreement with Cornell, where the Company could, at its discretion, periodically sell shares of Class A Common Stock to raise capital to fund working capital needs. These two financing transactions required the Company to register its common stock under Section 12
(g) of the U.S. Securities Exchange Act of 1934 and subsequently register for resale a number of shares to facilitate these financing transactions. On April 7, 2005, the Company issued $1,250,000 of secured convertible debentures pursuant to the securities purchase agreement.

In April 2005, the Company entered into a Placement Agent Agreement with Monitor Capital Inc. to act as its exclusive placement agent in connection with the Standby Equity Distribution

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           DECEMBER 31, 2005 AND 2004

Agreement. The Placement Agent services shall consist of reviewing the terms of the Standby Equity Distribution Agreement and advising the Company with respect to those terms. Upon the execution of this Agreement, the Company shall issue to the Placement Agent or its designee shares of the Company's Common Stock in an amount equal to Ten Thousand U.S. Dollars (USD $10,000) divided by the closing Bid Price of the Company's Common Stock, as quoted by Bloomberg, LP.

The Company entered into two employment agreements with Jerome Mahoney, its non-executive Chairman of the Board and Mark Meller, its President and Board Member, as of December 15, 2004. Each of the employment agreements is for a term through December 31, 2011 and provides for annual compensation of $200,000 with an annual increase of 10%. In addition, each executive shall be entitled to company sponsored fringe benefits and annual bonuses in accordance with the Company policies and plans in effect for Executive officers of the Company. The executives shall also be granted stock options under the Company's stock option plan as adopted by the Board of Directors and the shareholders of the Company. The executives will each receive a $750,000 bonus for the successful completion of the registration of the Company's stock on Form S-1, SB-2 and any other such form of registration statement is declared effective by the Securities and Exchange Commission. This bonus shall be paid in a lump sum on the date of the registration statement in declared effective, or alternately, at the discretion of the Company and with the agreement of the Executive, in shares of the Company's Class B Common Stock.

On June 1, 2005, the Company entered into a sub-lease of an office at 750 Highway 34, Matawan, NJ with iVoice, Inc. The rent is on a month-to-month basis for $350 per month, and may be increased from time to time to pass on increases in rent and utilities paid by iVoice, Inc.

NOTE 7 - GOING CONCERN

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

NOTE 8 - SUBSEQUENT EVENTS

The Company filed a Current Report on Form 8-K dated December 5, 2005 with the Securities and Exchange Commission that disclosed that it would acquire Epic Nutrition, LLC, a Florida-based manufacturer and distributor of the dietary supplement 5-Tetra(TM), the world's first muscle

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           DECEMBER 31, 2005 AND 2004

intensifier. On February 13, 2006, the Company filed a Current Report on Form 8-K dated January 6, 2006 with the Securities and Exchange Commission that disclosed that the Company had terminated on January 6, 2006 the Letter of Intent to acquire Epic Nutrition, LLC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

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

You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this filing as well as our audited statements and related notes for the fiscal year ended June 30, 2005 filed with Form 10-KSB and the information contained in a Current Report on Form 8-K/A dated October 19, 2005. The following discussion contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements

OVERVIEW

On July 8, 2005, Wien (NY) and Wien (NJ) entered into an Acquisition Agreement with OldMM2, Stephen Wien, and all of the shareholders of OldMM2. In accordance with the Acquisition Agreement, immediately prior to the Closing Date, Wien (NY) reincorporated in the state of New Jersey pursuant to the Plan and Agreement of Merger. Pursuant to such Plan and Agreement of Merger, Wien (NY) merged with and into Wien (NJ) with Wien (NJ) being the surviving entity. Wien (NJ)'s charter provided for the authorization of Class A Common Stock (the "Wien (NJ) Class A Common"), Class B Common Stock ("Wien (NJ) Class B Common"), and Preferred Stock ("Wien (NJ) Preferred"). Pursuant to such Plan and Agreement of Merger, each holder of Wien (NY)'s Common Stock received one share of Wien (NJ) Class A Common in exchange for each share of such holder's Common Stock.

On the October 19, 2005, Wien (NJ) acquired all of the outstanding capital stock of OldMM2 in exchange for Wien (NJ)'s issuance to the shareholders of OldMM2 of 115,933,333 shares of Wien (NJ) Class A Common and 10,000,000 shares of Wien
(NJ) Class B Common. In connection with the transaction, Wien (NJ) changed its name to MM2 Group, Inc. Each share of Wien (NJ) Class B Common entitles the holder thereof to voting rights equal to 100 shares of Wien (NJ) Class A Common. In addition, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by 50% of the lowest price that the Company had ever issued its Class A Common Stock. Holders of Class B Common Stock are further entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock Upon liquidation, dissolution, or winding-up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

At the closing of the Acquisition Agreement (the "Closing"), the Company assumed the contracts and obligations of OldMM2 under the financing arrangements between OldMM2 and Cornell

Capital Partners, LP, including, without limitation, the warrants, secured convertible debentures, and security agreement related thereto. As part of the transaction, OldMM2 entered into a consulting agreement with Stephen Wien whereby Stephen Wien will provide consulting services to OldMM2 for a two-year period from the date of the Closing in consideration for a payment of $200,000 made at the Closing. Further, upon the Closing, all of the directors and officers of the Wien (NY) resigned their positions and Jerome Mahoney and Mark Meller were appointed to serve as the sole Directors of the Company, to serve until the next annual meeting of shareholders or until their respective successors are elected and qualified.

As required under the Acquisition Agreement, on or prior to the Closing Date, OldMM2 had at least $900,000 cash on its balance sheet and an equity line of credit facility for not less than $10,000,000 in the aggregate in accordance with the financing documents executed by OldMM2 and third parties in April 2005. Within five (5) business days of the effective date (as determined by the Commission) of the Company's Form SB-2 Registration Statement, the Company will use its commercially reasonable efforts to have an additional $1,100,000 cash on its balance sheet.

On July 8, 2005, the Board of Directors of Wien (NY) and, on August 22, 2005, the stockholders of Wien (NY), each approved the resolution to the change of Wien (NY)'s state of incorporation from the State of New York to the State of New Jersey pursuant to a Plan and Agreement of Merger.

Prior to October 19, 2005, the Company's previous financial results and operations were reflected in the financial statements and accounting records of Wien (NY) and Wien (NJ). These financial statements do not necessarily reflect the financial position, results of operations and cash flows of the Company had it been merged with OldMM2 during those periods.

The Company was incorporated under the laws of New Jersey on July 7, 2005 and OldMM2 was incorporated under the laws of New Jersey on December 8, 2004. The acquisition of OldMM2 by the Company was effectuated on October 19, 2005.

The acquisition will be accounted for as a reverse merger under the purchase method of accounting. Accordingly, MM2 Group, Inc. will be teated as the continuing entity for accounting purposes.

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

SIX MONTHS ENDED DECEMBER 31, 2005 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
----------------------------------------------------------------------------
2004
----

During the six months ended December 31, 2005, management has focused its energies on the closing the reverse merger with the Wien Group and identifying and researching new acquisition opportunities. There were no new revenues for the six month period and the expenses were primarily comprised of salary and benefits for the officers and staff and legal and accounting fees directly related to the merger. All open accounts payable for Wien (NY) have been settled and the cash remaining after the settlement was refunded to the Wien (NY) Officers in settlement of the loans to the Company.

Net loss for the six-month period ending December 31, 2005 was $472,555 as compared to net loss of $20,393 for the six-month period ending December 31, 2004. The increase in net loss in the current year was the result of higher spending as discussed above.

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
2004
----

During the three months ended December 31, 2005, management has focused its energies on identifying and researching new acquisition opportunities. There were no new revenues for the quarter and the expenses were primarily comprised of salary and benefits for the officers and staff and legal and accounting fees directly related to the merger.

Net loss for the three-month period ending December 31, 2005 was $247,940 as compared to net loss of $20,393 for the three-month period ending December 31, 2004. The increase in net loss in the current year was the result of higher spending as discussed above.

EMPLOYEES
---------

As of December 31, 2005, the Company has one full time employee and two part-time employees. The Non-executive Chairman of the Board of Directors, Jerome Mahoney and the President and Chief Executive Officer, Mark Meller, are considered part-time employees pursuant to their respective employment agreements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In April 2005, the Company had entered into a security purchase agreement with certain investors for the sale of $2,500,000 in convertible debentures. The debentures will be convertible into Class A common stock at the discretion of the holders. Additionally, the Company has entered into a Standby Equity Distribution Agreement whereby the Company, at its discretion, may periodically sell to investors shares of Class A Common Stock to raise capital to fund its working capital needs. These transactions will require the Company to register for resale a number of shares to facilitate these financial transactions. On April 7, 2005, the Company issued $1,250,000 of secured convertible debentures pursuant to the securities purchase agreement.

The Company is seeking additional operating income opportunities through potential acquisitions or investments. Such acquisitions or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors, including: (i) strategic acquisitions or investments; (ii) an increase to current company personnel; (iii) the level of resources that we devote to sales and marketing capabilities; (iv) technological advances; and (v) the activities of competitors.

To date, the Company has incurred substantial losses, and will require financing for working capital to meet its operating obligations. While we have raised sufficient working capital to fund our operations for what we believe should be sufficient for the next 12 months, we will subsequently need to raise additional capital to fund our future operations. We anticipate that we will require financing on an ongoing basis for the foreseeable future to fund our working capital needs.

During the six months ended December 31, 2005, the Company had a net decrease in cash of $361,459. The Company's principal sources and uses of funds were as follows:

CASH USED BY OPERATING ACTIVITIES. The Company used $360,903 in cash for operating activities in the six months ended December 31, 2005. The decrease is primarily the result of the losses from operations sustained by the Company in the current year and offset by increases in accounts payables and accounts due to related parties.

CASH USED BY INVESTING ACTIVITIES. The Company purchased equipment for $556 during the six months ended December 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

To date, the Company has no Off Balance Sheet Arrangements

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS
-----------------------------------------------

Certain information included in this Form 10-QSB and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management's good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those more fully described under the caption "Forward Looking Statements - Cautionary Factors" within the Company's Current Report on Form 8-K/A dated October 19, 2005 and the Company's other filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "should," "will," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.

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

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS

a) Exhibits:

   10.1   Acquisition Agreement dated July 8, 2005. *

   10.2   First Amendment to Acquisition Agreement dates October 11, 2005 *

   10.3   Consulting Agreement with Stephen S. Wien dated October 11, 2005 *

   10.4   Employment Agreement with Mark Meller dated December 15, 2004 *

   10.5   Employment Agreement with Jerome Mahoney dated December 15, 2004 *

   10.6 Securities Purchase Agreement with Cornell Capital Partners, LP dated April 1, 2005. *

   10.7 Investor Registration Rights Agreement with Cornell Capital Partners, LP dated April 1, 2005. *

   10.8 Standby Equity Distribution Agreement with Cornell Capital Partners, LP dated April 1, 2005. *

   10.9 Security Agreement with Cornell Capital Partners, LP, dated April 1, 2005. *

   10.10 Secured Convertible Debenture issued to Cornell Capital Partners, LP dated April 1, 2005. *

   10.11  Warrant issued to Cornell Capital Partners, LP dated April 1, 2005. *

   10.12 Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated April 1, 2005. *

   10.13 Irrevocable Transfer Agent Instructions with Cornell Capital Partners, LP dated April 1, 2005. *

   10.14 Placement Agent Agreement with Monitor Capital Inc. dated April 1, 2005. *

   10.15 Convertible Debenture Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated April 1, 2005. *

   10.16 Standby Equity Distribution Agreement Registration Rights Agreement with Cornell Capital Partners, LP dated April 1, 2005. *

   10.17 Convertible Debenture Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated April 1, 2005. *

   10.18  Assignment and Assumption Agreement and Consent *

   31.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   -------------------------

  *Filed as an exhibit to the Current Report on Form 8-K/A Amendment No. 1 dated October 19, 2005 and incorporated herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.


MM2 Group, Inc.

By: /s/ Mark Meller                    Date:   February 14, 2006
    -------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Mark Meller                    Date:   February 14, 2006
    -------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer

                                INDEX OF EXHIBITS

   10.1   Acquisition Agreement dated July 8, 2005. *

   10.2   First Amendment to Acquisition Agreement dates October 11, 2005 *

   10.3   Consulting Agreement with Stephen S. Wien dated October 11, 2005 *

   10.4   Employment Agreement with Mark Meller dated December 15, 2004 *

   10.5   Employment Agreement with Jerome Mahoney dated December 15, 2004 *

   10.6 Securities Purchase Agreement with Cornell Capital Partners, LP dated April 1, 2005. *

   10.7 Investor Registration Rights Agreement with Cornell Capital Partners, LP dated April 1, 2005. *

   10.8 Standby Equity Distribution Agreement with Cornell Capital Partners, LP dated April 1, 2005. *

   10.9 Security Agreement with Cornell Capital Partners, LP, dated April 1, 2005. *

   10.10 Secured Convertible Debenture issued to Cornell Capital Partners, LP dated April 1, 2005. *

   10.11  Warrant issued to Cornell Capital Partners, LP dated April 1, 2005. *

   10.12 Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated April 1, 2005. *

   10.13 Irrevocable Transfer Agent Instructions with Cornell Capital Partners, LP dated April 1, 2005. *

   10.14 Placement Agent Agreement with Monitor Capital Inc. dated April 1, 2005. *

   10.15 Convertible Debenture Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated April 1, 2005. *

   10.16 Standby Equity Distribution Agreement Registration Rights Agreement with Cornell Capital Partners, LP dated April 1, 2005. *

   10.17 Convertible Debenture Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated April 1, 2005. *

   10.18  Assignment and Assumption Agreement and Consent *

   31.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   -------------------------
  *Filed as an exhibit to the Current Report on Form 8-K/A Amendment No. 1 dated October 19, 2005 and incorporated herein.