Form 10QSB
period 2006-03-31
MM2 GROUP, INC.
filed 2006-05-22
CIK 1141500

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [_]

Number of shares of Class A, common stock,
      No par value, outstanding as of May 19, 2006:            123,315,251

Transitional Small Business Disclosure Format (check one).  YES [_] NO [X]

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2006

                                TABLE OF CONTENTS
                                -----------------


                                                                       Page No.
                                                                       --------

PART I.           FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Balance Sheet - March 31, 2006                                  2

         Statements of Operations - For the nine months and three months
            ended March 31, 2006 and 2005                                3

         Statements of Cash Flows - For the nine months ended
            March 31, 2006 and 2005                                      4 - 5

         Notes to Condensed Consolidated Financial Statements            6 - 14

Item 2.  Management's Discussion and Analysis or Plan of Operation       15 - 18

Item 3.  Controls and Procedures                                         19

PART II. OTHER INFORMATION

Item 6.  Exhibits                                                        20

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2006

                                     ASSETS
                                     ------

CURRENT ASSETS
Cash and cash equivalents                                          $    591,247
Prepaid expenses                                                        154,867
                                                                   ------------
    Total current assets                                                746,114

PROPERTY AND EQUIPMENT
    Net of accumulated depreciation of $794                               3,637
                                                                   ------------

TOTAL ASSETS                                                       $    749,751
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                              $    125,176
Due to related parties                                                  395,203
Convertible debentures payable, net of discount of $4,687             1,245,313
                                                                   ------------
    Total current liabilities                                         1,765,692
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
    no shares issued and outstanding                                       --
Common stock:
   Class A - no par value; authorized 450,000,000 shares;
       123,315,251 shares issued and outstanding                          1,000
   Class B - no par value; authorized 50,000,000 shares;
       10,000,000 shares issued and outstanding                           1,000
Additional paid-in capital - conversion option                          787,292
Additional paid-in capital - warrants                                 1,005,004
Accumulated deficit                                                  (2,810,237)
                                                                   ------------
   Total stockholders' Deficit                                       (1,015,941)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    749,751
                                                                   ============





         The accompanying notes are an integral part of these condensed consolidated financial statements.

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      For the Nine months Ended              For the Three Months Ended
                                                             March  31,                              March 31,
                                                 ----------------------------------      ----------------------------------
                                                      2006                2005                2006                2005
                                                 --------------      --------------      --------------      --------------
GENERAL AND ADMINISTRATION
  EXPENSES
  General and administration expenses            $      556,971      $      132,129      $      185,422      $      111,736
  Depreciation expenses                                     665                --                   222                --
                                                 --------------      --------------      --------------      --------------

  Total general and administration expenses             557,636             132,129             185,644             111,736
                                                 --------------      --------------      --------------      --------------

LOSS FROM OPERATIONS                                   (557,636)           (132,129)           (185,644)           (111,736)
                                                 --------------      --------------      --------------      --------------

OTHER (INCOME) EXPENSE
    Interest (income)                                   (21,248)               --                (6,533)               --
    Interest expense                                     89,236                --                15,625                --
    Liquidated damages                                     --                  --              (150,000)               --
    Amortization of discount on debt conversion         782,604                --                 4,687                --
    Write-off of financing costs                      1,046,671                --               964,812                --
                                                 --------------      --------------      --------------      --------------

  Total other (income) expense                        1,897,263                --               828,591                --
                                                 --------------      --------------      --------------      --------------

NET LOSS APPLICABLE TO COMMON
    SHARES                                       $   (2,454,899)     $     (132,129)     $   (1,014,235)     $     (111,736)
                                                 ==============      ==============      ==============      ==============

NET LOSS PER COMMON SHARE
  Basic and diluted                              $        (0.03)     $        (0.02)     $        (0.01)     $        (0.02)
                                                 ==============      ==============      ==============      ==============

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                                  76,770,905           7,171,060         123,315,251           7,179,272
                                                 ==============      ==============      ==============      ==============







         The accompanying notes are an integral part of these condensed consolidated financial statements.

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.)AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                For the nine months ended
                                                                        March 31,
                                                             ------------------------------
                                                                 2006              2005
                                                             ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
 Net loss                                                    $ (2,454,899)     $   (132,129)
 Adjustments to reconcile net loss to net cash (used in)
   operating activities
      Depreciation                                                    665              --
      Amortization of discount on debt conversion                 782,604              --
         Write-off of financing costs                           1,046,671              --
 Changes in certain assets and liabilities:
      (Increase) in prepaid expenses                             (108,143)             --
Increase in accounts payable and accrued liabilities               89,884              --
      Increase in due to related parties                          200,222           132,129
                                                             ------------      ------------
 Total cash (used in) operating activities                       (442,996)             --
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                  (556)             --
                                                             ------------      ------------
 Total cash (used in) investing activities                           (556)             --
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from sale of common stock                              --               2,000
                                                             ------------      ------------
 Total cash provided by financing activities                         --               2,000
                                                             ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (443,552)            2,000

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 1,034,799              --
                                                             ------------      ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                    $    591,247      $      2,000
                                                             ============      ============

CASH PAID DURING THE PERIOD FOR:
 Interest expense                                            $       --        $       --
                                                             ============      ============
 Income taxes                                                $       --        $       --
                                                             ============      ============







         The accompanying notes are an integral part of these condensed consolidated financial statements.

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.)AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the nine months ended March 31, 2006:
-----------------------------------------

On June 24, 2005, the Company's Board of Directors declared a one-for-one stock dividend of the common stock payable on July 29, 2005 to shareholders of record as of July 11, 2005. The Company issued 3,689,636 shares.

On October 19, 2005, the Company issued a total of 115,933,332 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock to Mr. Mahoney and Mr. Meller pursuant to the terms of the Acquisition Agreement in exchange for the outstanding shares of Old MM2's Class A Common Stock and Class B Common Stock. [See Note 1 to the Financial Statements]

For the nine months ended March 31, 2005:
-----------------------------------------

On July 6, 2004, the Company issued 225,000 shares of its common stock to directors for services rendered during the fiscal year ended June 30, 2004. The Company valued the services at $45,000.















         The accompanying notes are an integral part of these condensed consolidated financial statements.

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of business
-----------------------
MM2 Group, Inc. ("MM2", or the "Company"), was incorporated in New York on March 18, 1968 under the name John DeNegris Associates, Inc.. In 1974, John DeNegris Associates, Inc. changed its name to Wien Group, Inc. ("Wien (NY)"). Wien (NY) conducted a public relations business and traded in the public market until December 1991 when the corporation ceased operations. Wien (NY) remained inactive until September 1998 when it reacquired its good standing status with the State of New York. Wien (NY) did not conduct any business prior to July 2001, at which time it initiated its business of providing corporate financial advisory services to small and emerging companies that require advisory services to continue their growth within their respective industries. Wien (NY) primarily focused on the manufacturing, retail, music & entertainment, and health care industries. These services include: general corporate finance, merger and acquisition advisory services, consulting on overall corporate strategy, facilitating asset-based lending, and arranging equipment-leasing contracts.

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

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

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

The result of operations for the three and nine month periods ending March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. References to the "Company," "we," "us" and "our" refer to MM2 Group Inc.

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

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

Basic and Diluted Earnings Per Common Share
-------------------------------------------
The Company displays earnings per share in a dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The computation of diluted EPS does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position. The Company has issued 20,750,000 warrants to purchase Class A Common Stock granted as of March 31, 2006.

On June 24, 2005, the Company's Board of Directors declared a 1 for 1 stock dividend whereby, on July 29, 2005, each holder of record of common stock as of July, 11, 2005, would receive one additional share of common stock for each share then held. For purposes of calculating the weighted average shares outstanding used in the earnings per share calculation, the stock dividend has been retroactively applied for the nine months ended March 31, 2006 and 2005.

The shares used in the computations are as follows:

                                              For the nine months              For the three months
                                                ending March 31,                  ending March 31,
                                             2006             2005             2006             2005
                                         ------------     ------------     ------------     ------------
Average shares outstanding for
Basic and diluted earnings per share       76,770,905        7,171,060      123,315,251        7,179,272
                                         ============     ============     ============     ============

Recent Accounting Pronouncement
-------------------------------
On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(d)). The Company has not issued any options during the reporting periods and as such, the effect of SFAS 123R has no impact on the results of operations for the nine months ended March 31, 2006.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs." SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have an impact on the Company's financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

Wien (NY)'s offices were provided without rent by an entity which was formerly owned and controlled by the Wien (NY)'s president and principal shareholder.

As of March 31, 2006, the Company has accrued $395,203 of deferred compensation for the Chairman and the President of the Company. These deferrals will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments. The Chairman and the President of the Company have further agreed, however, to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.

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

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of March 31, 2006: 450,000,000 shares of authorized common stock with no par value, 123,315,251 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

For the nine months ending March 31, 2006, the Company had the following transactions in its Class A common stock:

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


CLASS B COMMON STOCK

As of March 31, 2006, Class B Common Stock consisted of 50,000,000 shares of authorized common stock with no par value, 10,000,000 shares were issued and outstanding. Class B stock has voting rights of 100 to 1 with respect to Class A Common Stock. Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that the Company had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

For the nine months ending March 31, 2006, the Company had the following transactions in its Class B common stock:

         On October 19, 2005, the Company issued a total of 10,000,000 shares of Class B Common Stock to Mr. Mahoney and Mr. Meller pursuant to the terms of the Acquisition Agreement in exchange for the outstanding shares of Old MM2's Class B Common Stock.


PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of March 31, 2006, no shares were issued or outstanding.

NOTE 5 - WARRANTS

On April 1, 2005, the Company sold to Cornell Capital a warrant to purchase 750,000 shares of its common stock for a purchase price of $10. The exercise price shall be the average of the volume weighted average prices of the Company's Common Stock, as quoted by Bloomberg, LP for the first five (5) trading days after the Company's Common Stock becomes listed on the OTC

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

Bulletin Board. Concurrent with the closing of the Acquisition Agreement, the exercise price was established to be $.07 per share which represented a fixed price for the common shares. The warrants expire two years from the date of issue. The fair value of $40,192 was estimated at October 19, 2005 using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 191%; risk-free interest rates of 4.00%; and expected life of 1.5 years. The expense was charged to financing costs in the same period.

On March 16, 2006, the Company issued to Cornell Capital a warrant to purchase 20,000,000 shares of its common stock (the "Warrant") pursuant to the Waiver and Extension Agreement between the Company and Cornell Capital Partners. The exercise price is $.05 per share (or as adjusted pursuant to the terms of the Warrant). The Warrant expire five years from the date of issue. The fair value of $964,812 was estimated at date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 185%; risk-free interest rates of 4.00%; and expected life of 5 years. The expense was charged to financing costs in the same period.

NOTE 6 -  CONVERTIBLE DEBENTURES PAYABLE

On April 1, 2005, the Company entered into a Securities Purchase Agreement, a 5% Secured Convertible Debenture and an Investor Registration Rights Agreement with Cornell Capital Partners, LP ("Cornell"). According to the terms of these agreements, Cornell shall purchase a minimum of $2,500,000 of 5% secured convertible debentures, which shall be convertible into shares of the Company's Class A common stock, of which $1,250,000 shall be funded within 5 days of the first closing and due on January 1, 2006. Interest on the outstanding principal balance of the secured convertible debentures accrues at the annual rate of 5%. Interest payments on the outstanding principal balance are due and payable monthly commencing on May 1, 2005. Principal payments are due and payable monthly, in arrears, commencing on the earlier of i) the date the registration statement is declared effective by the United States Securities and Exchange Commission or ii) 4 months from the date of the agreement. The Company has the option to redeem a portion or all of the outstanding debentures at 120% of the amount redeemed plus accrued interest. The holder shall be entitled to convert up to 15% of the secured convertible debentures into the Company's Class A Common Stock at a price equal to twenty percent (20%) of the weighted average price of the Class A Common Stock for the first five trading days after the Company Stock becomes listed on the OTC Bulletin Board which was established to be $.07 per share. The holder shall also be entitled to convert the balance of the debenture at $.07 per share. In the event of a default, the full principal amount of this Debenture, together with interest and other amounts owing, shall be due and payable in cash, provided however, the Holder may request payment of such amounts in Common Stock of the Obligor. The Holder may convert all debentures outstanding and accrued interest thereon into shares of Common Stock at a conversion price of ten percent (10%) of the average of the volume weighted average price of the Class A Common Stock for the first five trading days after the Company Stock becomes listed on the OTC Bulletin Board. A Holder may not convert this Debenture or receive shares of Common

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

Stock as payment of interest hereunder to the extent such conversion or receipt of such interest payment would result in the Holder beneficially owning in excess of 4.9% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest on, this Debenture.

Pursuant to the terms of the Investor Registration Rights Agreement with Cornell, the Company was to file a registration statement with the SEC within seventy five (75) calendar days and to use its best efforts to have the Initial Registration Statement declared effective by the SEC no later than one hundred eighty (180) calendar days after the date of the agreement. In the event of default of the registration rights agreement, the Company will pay liquidated damages, either in cash or shares of the Company's Common Stock, at 2% of the liquidated value of the Convertible Debentures outstanding for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be, which is estimated to be $25,000 per thirty (30) day period. Any Liquidated Damages payable hereunder shall not limit, prohibit or preclude the Investor from seeking any other remedy available to it under contract, at law or in equity.

On March 17, 2006, the Company entered into a Waiver and Extension Agreement and an Amended Investor Registration Right Agreement with Cornell Capital to extend the maturity date of the debenture for an additional 6 months from January 1, 2006 to July 1, 2006 and further agree that the maturity date shall be further extended for an additional 6 months. The Amended Investor Registration Rights Agreement also reset the deadline for filing the Initial Registration Statement with the SEC till June 16, 2006 and for the Company to use its best efforts to have the Initial Registration Statement declared effective by the SEC no later than July 14, 2006, and if the Company fails to file the Registration Statement by the Scheduled Filing Deadline, the Company shall pay the Investors one (1) month of liquidated damages. The Waiver and Extension Agreement also provides that Cornell will waive any Event of Default that may have occurred prior to the date hereof solely due to the failure of the Company to pay monies owed under the terms of the debenture and to waive any claim to liquidated damages owed by the Company to Cornell pursuant to the terms of the Registration Rights Agreement. In consideration for the above, the Company issued to Cornell a warrant to purchase 20,000,000 shares of the Company's class A common stock for a period of 5 years at an exercise price of $0.05 per share. The shares of Common Stock to be issued upon exercise of the Warrant shall be registered in accordance with the Registration Rights Agreement (or as subsequently amended). The Company's failure to register such shares of Common Stock shall be an Event of Default under the Convertible Debentures issued under the Securities Purchase Agreement dated April 1, 2005 (or as subsequently amended).

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

The Company entered into two employment agreements with Jerome Mahoney, its non-executive Chairman of the Board and Mark Meller, its President and Board Member, as of December 15, 2004. Each of the employment agreements is for a term through March 31, 2011 and provides for annual compensation of $200,000 with an annual increase of 10%. In addition, each executive shall be entitled to company sponsored fringe benefits and annual bonuses in accordance with the

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

Company policies and plans in effect for Executive officers of the Company. The executives shall also be granted stock options under the Company's stock option plan as adopted by the Board of Directors and the shareholders of the Company. The executives will each receive a $750,000 bonus for the successful completion of the registration of the Company's stock on Form S-1, SB-2 and any other such form of registration statement declared effective by the Securities and Exchange Commission. This bonus shall be paid in a lump sum on the date the registration statement is declared effective, or alternately, at the discretion of the Company and with the agreement of the Executive, in shares of the Company's Class B Common Stock.

On June 1, 2005, the Company entered into a sub-lease of an office at 750 Highway 34, Matawan, NJ with iVoice, Inc. The rent is on a month-to-month basis for $350 per month, and may be increased from time to time to pass on increases in rent and utilities paid by iVoice, Inc.

NOTE 8 - GOING CONCERN

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

These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 9 - SUBSEQUENT EVENTS

On April 13, 2006, the Company entered into a non-binding Letter of Intent to acquire Genotec Nutritionals, Inc, a New York based manufacturer and distributor of nutritional supplements and vitamins. The transaction, which is subject to due diligence and the usual and customary closing conditions, is expected to close in June 2006.

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

NINE MONTHS ENDED MARCH 31, 2006 COMPARED TO NINE MONTHS ENDED MARCH 31, 2005
-----------------------------------------------------------------------------

During the nine months ended March 31, 2006, management has focused its energies on closing the reverse merger with the Wien Group and identifying and researching new acquisition opportunities. There were no new revenues for the nine month period and $557,636 of general and administrative expenses were primarily comprised of salary and benefits for the officers and staff and legal and accounting fees directly related to the merger. All open accounts payable for Wien (NY) have been settled and the cash remaining after the settlement was refunded to the Wien (NY) Officers in settlement of the loans to the Company.

Total other (income) expense for the nine months ended March 31, 2006 were an expense of $1,897,263. Of this amount, there was $21,248 for interest income earned on the short-term investments in Triple A credit rated money market funds that have 7 day auction rates competitive with current market conditions. Interest expense of $89,326 is related to the Cornell debentures. Amortization of the discount on the debt conversion of $782,604 recognizes the intrinsic value of the conversion option on the Cornell debentures and amortizes it over the nine month term of the debenture. The write-off of financing costs of $1,046,671 represents the fair value of the warrants sold to Cornell for the various financing arrangements and the amortization of the commitment and structuring fees paid to Cornell.

Net loss for the nine-month period ending March 31, 2006 was $2,454,899 as compared to a net loss of $132,129 for the nine-month period ending March 31, 2005. The increase in net loss in the current year was the result of higher spending and the recognition of non-cash costs as discussed above.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005
-------------------------------------------------------------------------------

During the three months ended March 31, 2006, management has focused its energies on identifying and researching new acquisition opportunities. There were no new revenues for the quarter and $185,644 of general and administrative expenses were primarily comprised of salary and benefits for the officers and staff and legal and accounting fees directly related to the merger.

Total other (income) expense for the three months ended March 31, 2006 was an expense of $828,591. Of this amount, there was a $150,000 recapture on the waiver of liquidated damages and $6,533 for interest income earned on the short-term investments in Triple A credit rated money market funds that have 7 day auction rates competitive with current market conditions. Interest expense of $15,625 is related to the accrued interest on the Cornell debentures. Amortization of the discount on the debt conversion of $4,687 amortizes the increased revaluation of the beneficial conversion on the Cornell debentures which is amortized over the balance of the term of the debenture. The write-off of financing costs of $964,812 represents the value of the warrants sold to Cornell during the period.

Net loss for the three-month period ending March 31, 2006 was $1,014,235 as compared to a net loss of $111,736 for the three-month period ending March 31, 2005. The increase in net loss in the current year was the result of higher spending and the recognition of non-cash costs as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On April 1, 2005, the Company had entered into a security purchase agreement with certain investors for the issuance of $2,500,000 in convertible debentures. The debentures will be convertible into Class A common stock at the discretion of the holders. Additionally, the Company has entered into a Standby Equity Distribution Agreement ("SEDA") whereby the Company, at its discretion, may periodically sell to investors shares of Class A Common Stock to raise capital to fund its working capital needs. These transactions will require the Company to register for resale a number of shares to facilitate these financial transactions. On April 1, 2005, the Company issued $1,250,000 of secured convertible debentures pursuant to the securities purchase agreement.

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

During the nine months ended March 31, 2006, the Company had a net decrease in cash of $443,552. The Company's principal sources and uses of funds were as follows:

CASH USED BY OPERATING ACTIVITIES. The Company used $442,996, in cash for operating activities in the nine months ended March 31, 2006. The decrease is primarily the result of the losses from operations sustained by the Company in the current year and offset by increases in accounts payable and amounts due to related parties.

CASH USED BY INVESTING ACTIVITIES. The Company purchased equipment for $556 during the nine months ended March 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

To date, the Company has no Off-Balance Sheet Arrangements.

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

                           PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS

a) Exhibits:

    10.1 Waiver and Extension Agreement with Cornell Capital Partners, LP dated March 16, 2006. (1)

    10.2      Warrant issued to Cornell Capital Partners, LP dated March 16,
              2006. (1)

    10.3 Amendment No. 1 of the Investor Registration Rights Agreement with Cornell Capital Partners, LP dated March 16, 2006. (1)

    31.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    -------------------------
         (1) Filed as an exhibit to the Current Report on Form 8-K dated March 17, 2006 and incorporated herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.


MM2 Group, Inc.

By: /s/ Mark Meller                    Date:   May 22, 2006
   --------------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Mark Meller                    Date:   May 22, 2006
   --------------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer

                                INDEX OF EXHIBITS

    10.1 Waiver and Extension Agreement with Cornell Capital Partners, LP dated March 16, 2006. (1)

    10.2      Warrant issued to Cornell Capital Partners, LP dated March 16,
              2006. (1)

    10.3 Amendment No. 1 of the Investor Registration Rights Agreement with Cornell Capital Partners, LP dated March 16, 2006. (1)

    31.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    -------------------------
         (1) Filed as an exhibit to the Current Report on Form 8-K dated March 17, 2006 and incorporated herein.