Form 10KSB
period 2006-06-30
MM2 GROUP, INC.
filed 2006-10-13
CIK 1141500

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2006

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

Securities registered under Section 12(b) of the Exchange Act: None. Securities registered under Section 12(g) of the Exchange Act: Class A common, no par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of October 5, 2006, the Registrant had 140,327,016 shares of Class A Common Stock, no par value per share, outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and ask prices on that date was $1,210,915.

As of October 5, 2006, the Registrant had 10,000,000 shares of Class B Common Stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one).  YES [ ] NO [X]
================================================================================

                                     PART I

Item 1.  Description of business                                              4
Item 2.  Description of property                                             16
Item 3.  Legal proceedings                                                   16

                                     PART II

Item 5.  Market for common equity and related stockholder matters.           17
Item 6.  Management's discussion and analysis or plan of operations.         17
Item 7.  Financial statements                                                20
Item 8A. Controls & Procedures                                               20

                                    PART III

Item 9.  Directors, executive officers, promoters and control persons,
         compliance with Section 16(a) of the Exchange Act                   22
Item 10. Executive compensation.                                             25
Item 11. Security ownership of certain beneficial owners and management      26
Item 12. Certain relationships and related transactions                      27
Item 13. Exhibits                                                            27
Item 14. Principal Accountant Fees and Services                              29

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS BACKGROUND

     MM2 Group, Inc. ("MM2", or the "Company"), was incorporated in New York on March 18, 1968 under the name John DeNegris Associates, Inc. In 1974, John DeNegris Associates, Inc. changed its name to Wien Group, Inc. ("Wien (NY)"). Wien (NY) conducted a public relations business and traded in the public market until December 1991 when the corporation ceased operations. Wien (NY) remained inactive until September 1998 when it reacquired its good standing status with the State of New York. Wien (NY) did not conduct any business prior to July 2001, at which time it initiated its business of providing corporate financial advisory services to small and emerging companies that require advisory services to continue their growth within their respective industries. Wien (NY) primarily focused on the manufacturing, retail, music & entertainment, and health care industries. These services include: general corporate finance, merger and acquisition advisory services, consulting on overall corporate strategy, facilitating asset-based lending, and arranging equipment-leasing contracts.

     On September 23, 2005, Wien (NY) reincorporated in the state of New Jersey pursuant to a Plan and Agreement of Merger. Pursuant to such Plan and Agreement of Merger, Wien (NY) merged with and into its wholly owned subsidiary ("Wien
(NJ)") with Wien (NJ) being the surviving entity. Wien (NJ)'s charter provided for the authorization of Class A Common Stock (the "Wien (NJ) Class A Common"), Class B Common Stock ("Wien (NJ) Class B Common"), and Preferred Stock ("Wien
(NJ) Preferred"). Pursuant to the Plan and Agreement of Merger, each holder of Wien (NY)'s Common Stock received one share of Wien (NJ) Class A Common in exchange for each share of such holder's Common Stock.

     On October 12, 2005, Wien (NJ)'s name was changed to MM2 Group, Inc.

     On October 19, 2005, Wien (NJ) completed its previously disclosed acquisition (the "Acquisition") of all of the outstanding shares of MM2 Group, Inc., a New Jersey corporation ("OldMM2"). The Acquisition was effected pursuant to the terms of the Acquisition Agreement dated July 8, 2005 (the "Acquisition Agreement") between Wien (NY), Wien (NJ), Stephen Wien, OldMM2 and the stockholders of OldMM2 as of the date of the Acquisition Agreement. Prior to the closing of the Acquisition, certain terms and conditions of the Acquisition Agreement were amended by the parties thereto. The primary changes were to (i) allow fractional shares of Wien (NJ) to be issued in connection with the Acquisition (ii) correctly state the authorized capital stock of Wien (NJ) and Wien (NY) and (iii) specify the authorized stock of Wien (NJ) following the reincorporation.

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

GENERAL

     The primary activity of the Company, following the reverse merger with OldMM2, involved seeking merger or acquisition candidates with whom it can either merge or acquire. On September 21, 2006, the Company completed the acquisition of certain assets and the rights to the name of Genotec Nutritionals as discussed below. The Company intends to develop businesses in the nutraceutical markets via internal growth or product development or by acquisition of other companies that operate in that market. However, the Company does retain the right and flexibility to identify acquisition or merger candidates, if it so chooses, in other markets of industries.

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

     The Company intends to structure a merger or acquisition in such manner as to minimize federal and state tax consequences to the Company and the target company.

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

SUBSEQUENT EVENTS

     On September 21, 2006, MM(2) Group, Inc. ("MM(2)") and Genotec Acquisition Corporation ("GAC"), a newly formed wholly owned subsidiary of MM(2), entered into an Asset Purchase Agreement (the "Agreement") to acquire substantially all of the assets and certain of the liabilities of General Nutritionals, Inc. ("GNI") pursuant to the Asset Purchase Agreement by and among Genotec Nutritionals, Inc., a Delaware corporation ("GNI"), George Kontonotas, an individual ("Kontonotas"), Joseph Freedman, an individual ("Freedman"), Susan Blancato, an individual ("Blancato"), (Kontonotas, Freedman, and Blancato shall be collectively referred to herein as the "Shareholders"), MM(2) Group, Inc. , a New Jersey corporation ("MM(2)"), and Genotec Acquisition Corporation, ("GAC"). Under the terms of the Agreement, in exchange for the assignment and transfer of certain assets and liabilities of GNI, MM(2) issued 10 million shares of its Class A Common Stock, no par value per share, to the Shareholders and their designees. Additionally, under the terms of the Agreement, GAC entered into employment agreements with Messrs. Kontonotas, Freedman, and Blancato.

     GAC entered into an Employment Agreement dated September 21, 2006 with George Kontonotas for him to serve as President of GAC through September 30, 2009 and to receive compensation of $100,000 per year, subject to annual increases as determined by the Board of Directors, in addition to certain incentive compensation as set forth in the Employment Agreement.

     GAC entered into an Employment Agreement dated September 21, 2006 with Joseph Freedman for him to serve as Vice President Product Development of GAC through September 30, 2009 and to receive compensation of $70,000 per year, subject to annual increases as determined by the Board of Directors, in addition to certain incentive compensation as set forth in the Employment Agreement.

     GAC entered into an Employment Agreement dated September 21, 2006 with Susan Blancato for him to serve as Vice President Administration of GAC through September 30, 2009 and to receive compensation of $48,000 per year, subject to annual increases as determined by the Board of Directors, in addition to certain incentive compensation as set forth in the Employment Agreement.

     The Company also purchased $75,000 of Series A Preferred Convertible Stock of the newly formed subsidiary Genotec Acquisition Corporation that was established by the Company to acquire the assets of Genotec Nutritionals. These funds represent working capital for the new subsidiary.

EMPLOYEES

     As of June 30, 2006, the Company had two part-time employees. The Non-executive Chairman of the Board of Directors, Jerome Mahoney and the President and Chief Executive Officer, Mark Meller, are considered part-time employees pursuant to their respective employment agreements.

REPORTS TO SECURITY HOLDERS

     We are a "reporting company" under the Securities Exchange Act of 1934, as amended, and we file reports with the Securities and Exchange Commission. In this regard, the Company files Quarterly

Reports on Form 10-QSB, Annual Reports on Form 10-KSB and as required, files Current Reports on Form 8-K.

     The public may read and copy any materials the Company files with the Securities and Exchange Commission at the Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).

     Our executive offices are located at 750 Highway 34, Matawan, NJ 07747 and our telephone number is (732) 441-7700.

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934 as amended. The statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other similar terminology. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

RISKS RELATED TO OUR BUSINESS

THE COMPANY WILL FACE MANY OF THE DIFFICULTIES THAT COMPANIES IN THE EARLY STAGE MAY FACE.

     As a result of the Company's limited operating history, it may be difficult for you to assess management's ability to identify merger or acquisition candidates and our growth and earnings potential. Therefore, we may face many of the difficulties that companies in the early stages of their development in new and evolving markets often face as they are described below. We may continue to face these difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.

OUR HISTORICAL INFORMATION HAS LIMITED RELEVANCE TO OUR FUTURE RESULTS OF OPERATIONS.

     The historical financial information we have included in this report does not reflect what our results of operations, financial position and cash flows will be in the future. This is because Wien operated in the past with different goals and objectives from the objectives of the new management team.

THE COMPANY HAS RECEIVED A GOING CONCERN OPINION FROM ITS INDEPENDENT AUDITORS THAT DESCRIBES THE UNCERTAINTY REGARDING ITS ABILITY TO CONTINUE AS A GOING CONCERN.

     The Company has received a report from its independent auditors for the fiscal year ended June 30, 2006 containing an explanatory paragraph that describes the uncertainty regarding the Company's ability to continue as a going concern because the Company has incurred substantial accumulated deficits and operating losses. These issues lead to substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

     Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to our financial statements as a result of the going concern qualification to the report of our independent registered public accounting firm. If we become unable to continue as a going concern, we may have to liquidate our assets, which means that we are likely to receive significantly less for those assets than the values at which such assets are carried on our consolidated financial statements. Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts, if any, that holders of our common stock could receive in liquidation.

     There can be no assurance that management's plans will be successful, and other unforeseeable actions may become necessary. Any inability to raise capital may require us to reduce the level of our operations. Such actions would have a material adverse effect on us, our business and operations and result in charges that would be material to our business and results of operations.

THE COMPANY'S FUTURE REVENUE AND OPERATING RESULTS ARE UNPREDICTABLE AND MAY FLUCTUATE, WHICH COULD CAUSE THE COMPANY'S STOCK PRICE TO DECLINE.

     Our short operating history and the rapidly changing nature of the market in which we compete make it difficult to accurately forecast our revenues and operating results. Our operating results are unpredictable and we expect them to fluctuate in the future due to a number of factors. These factors may include, among others:

     a) the success of identifying and completing mergers and acquisitions, particularly in light of our limited history;

     b) the introduction of competitive products by different or new competitors;

     c)   reduced demand for any given product;

     d)   difficulty in keeping current with changing technologies;

     e) unexpected delays in introducing new products, new product features and services;

     f) increased or uneven expenses, whether related to sales and marketing, product development or administration;

     g) deferral of recognition of our revenue in accordance with applicable accounting principles due to the time required to complete projects;

     h) seasonality in the end-of-period buying patterns of foreign and domestic software markets;

     i)   the market's transition between operating systems; and

     j)   costs related to possible acquisitions of technology or businesses.

     Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts. If so, the market price of our stock would likely decline.

THE COMPANY MAY IN THE FUTURE SELL ADDITIONAL UNREGISTERED CONVERTIBLE SECURITIES, POSSIBLY WITHOUT LIMITATIONS ON THE NUMBER OF SHARES OF COMMON STOCK THE SECURITIES ARE CONVERTIBLE INTO, WHICH COULD DILUTE THE VALUE OF THE HOLDINGS OF CURRENT STOCKHOLDERS AND HAVE OTHER DETRIMENTAL EFFECTS ON YOUR HOLDINGS.

     We have relied on the private placement of secured convertible debentures to obtain working capital and may continue to do so in the future. As of this date, we have outstanding $1,250,000 of 5% convertible debentures owing to Cornell Capital. The debentures provide that principal and interest due on the note can be converted into shares of the Company's Class A Common Stock. The holder shall be entitled to convert up to 15% of the secured convertible debentures into the Company's Class A Common Stock at a price equal to $.014 per share. The holder shall also be entitled to convert the balance of the debenture at a price equal to $.07 per share. In the event of our voluntary or involuntary liquidation while the secured convertible debentures are outstanding, the holders of those securities will be entitled to a preference in distribution of our property.

     In order to obtain working capital in the future, we intend to issue additional equity securities and convertible obligations.

     In the event that the price of our Class A Common Stock decreases, and our convertible obligations (or any other convertible obligations we may issue) are converted into shares of our Class A Common Stock,

     o the percentage of shares outstanding that will be held by these holders upon conversion will increase accordingly,

     o such increased share issuance, in addition to a stock overhang of an indeterminable amount, may depress the price of our Class A Common Stock, and

     o the sale of a substantial amount of convertible debentures to relatively few holders could effectuate a possible change in control of the Company.

     In addition, if the market price declines significantly, we could be required to issue a number of shares of Class A Common Stock sufficient to result in our current stockholders not having an effective vote in the election of directors and other corporate matters. In the event of a change in control of the Company, it is possible that the new majority stockholders may take actions that may not be consistent with the objectives or desires of our current stockholders.

     Our existing convertible obligations are convertible based upon a formula that was established during the first five days of trading following the merger, which was determined to be $.07 per share. As a result, if the market price of our Class A Common Stock increases after the issuance of our convertible obligations, it is possible, that, upon conversion of our convertible obligations, we will issue shares of Class A Common Stock at a price that is far less than the then-current market price of our Class A Common Stock.

     If the market price of our Class A Common Stock decreases and we have a subsequent issuance of any convertible obligations, upon conversion, we may have to issue an increased number of shares to the holders of our convertible obligations. Any sale of convertible obligations may result in a very large conversion at one time. If we do not have a sufficient number of shares to cover the conversion, we may have a risk of a civil lawsuit.

IF THE COMPANY LOSES THE SERVICES OF ANY KEY PERSONNEL, INCLUDING OUR CHIEF EXECUTIVE OFFICER OR OUR DIRECTORS, OUR BUSINESS MAY SUFFER.

     We are dependent on our key officers and directors, including Jerome R. Mahoney and Mark Meller, our Chairman of the Board and our President, Chief Executive Officer and Chief Financial Officer, respectively. The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement.

OUR FUTURE BUSINESS ACQUISITIONS MAY BE UNPREDICTABLE AND MAY CAUSE OUR BUSINESS TO SUFFER.

     The Company will seek to expand its operations through the acquisition of additional businesses. The Company may not be able to identify, successfully integrate or profitably manage any such businesses or operations. The proposed expansion may involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on the Company's financial condition and results of operations. In addition, if competition for acquisition candidates or assumed operations were to increase, the cost of acquiring businesses or assuming customers' operations could increase materially. The inability of the Company to implement and manage its expansion strategy successfully may have a material adverse effect on the business and future prospects of the Company. Furthermore, through the acquisition of additional businesses, the Company may effect a business acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. While the Company may, under certain circumstances, seek to effect business acquisitions with more than one target business, as a result of its limited resources, the Company, in all likelihood, will have the ability to effect only a single business acquisition at one time. Currently, the Company has no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions.

MEMBERS OF THE COMPANY'S BOARD OF DIRECTORS AND MANAGEMENT MAY HAVE CONFLICTS OF INTEREST; THE COMPANY DOES NOT HAVE ANY FORMAL PROCEDURE FOR RESOLVING CONFLICTS IN THE FUTURE.

     After the reverse merger with OldMM2, Mr. Mahoney, a member of the board of directors, and Mr. Meller, President and Chief Executive Officer, each owned 47% of the outstanding shares of the Company Class A Common shares and each has the right to convert 5,000,000 shares of Class B Common Stock which are convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 50% of the lowest price that the Company had ever issued its Class A Common Stock. In addition, Mr. Mahoney and Mr. Meller have the right to convert the amount of all accrued and unpaid deferred compensation into shares of Class A Common and/or Class B Common Stock for each dollar of accrued and unpaid deferred compensation. There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney and Mr. Meller upon the conversion of this indebtedness. In addition, we anticipate that Mr. Mahoney and Mr. Meller, the non-executive Chairman of the Board and President and Chief Executive Officer of the Company, respectively, will also continue to serve in their current management positions of other companies. Mr. Mahoney is Chairman and Chief Executive Officer of iVoice, Inc. ("iVoice"). He is also the Non-Executive Chairman of Trey Resources, Inc. ("Trey"), SpeechSwitch, Inc. ("SpeechSwitch") and Deep Field Technologies, Inc. ("Deep Field"), and is President and Chief Executive Officer of iVoice Technologies, Inc. (iVoice Tech"). Mr. Meller is Chief Executive Officer of Trey and Deep Field. These relationships could create, or appear to create, potential conflicts of interest when the Company's directors and management are faced with decisions that could have different implications for the Company, iVoice, Trey, SpeechSwitch, Deep Field, and iVoice Tech. For example, Mr. Mahoney and/or Mr. Meller may experience conflicts of interest with respect to the allocation of his time, services and functions among iVoice, the Company and any other projects. Other examples could include potential business acquisitions that would be suitable for either the Company, iVoice, Trey, SpeechSwitch, Deep Field, or iVoice Tech, or activities undertaken by iVoice, Trey, SpeechSwitch, Deep Field or iVoice Tech in the future that could be in direct competition with the Company. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of the Company. Furthermore, the Company does not have any formal procedure for resolving such conflicts of interest should they arise.

THE COMPANY'S STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE BUSINESSES.

     On April 1, 2005, and amended on July 20, 2006,, OldMM2 entered into a Securities Purchase Agreement with Cornell Capital Partners to purchase $2.5 million of convertible debentures from the Company. If working capital or future acquisitions are financed through the issuance of equity securities, the Company stockholders would experience significant dilution. In addition, the conversion of outstanding debt obligations into equity securities would have a dilutive effect on the Company shareholders. Further, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the Company's Class A Common Stock.

     If the Company cannot satisfy the registration requirements of the Securities Purchase Agreement with Cornell Capital Partners and they do not purchase the balance of the convertible debentures, then we will not have sufficient capital resources to conduct our business on a long-term basis, which would have a material adverse effect on us and our financial condition. Management believes that its going-forward expenses over the next 12 months will be approximately $750,000 and, assuming that the Company has no revenues, the Company expects to have aggregate liabilities of approximately $3,150,000, which includes salaries for officers, employees and professionals over the next 12 months. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services. Management believes that the deficiency between the Company's expenses and net revenues will be more than covered by the cash available from the proceeds of the Securities Purchase Agreement. If there are additional deficiencies that are in excess of the proceeds of the Securities Purchase Agreement, and the Company is unable to obtain funds from an equity line of credit, management believes that the Company can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

THE COMPANY FACES AGGRESSIVE COMPETITION IN MANY AREAS OF BUSINESS, AND THE BUSINESS WILL BE HARMED IF THE COMPANY FAILS TO COMPETE EFFECTIVELY.

     We encounter aggressive competition from numerous competitors in many areas of business. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. We may not be able to compete effectively with these competitors. In addition, new competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of these product lines.

WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS WHEN NEEDED.

     We are dependent on external financing to fund our operations. Our financing needs are expected to be provided through the sale of convertible debentures to Cornell Capital Partners in connection with the Securities Purchase Agreement.

     Cornell Capital Partners will be obligated to purchase secured convertible debentures only upon the satisfaction of certain conditions being met by the Company, including having the resale registration statement relating to such Class A Common Stock declared effective. If the Company cannot satisfy the requirements for Cornell Capital Partners to purchase the secured convertible debentures, we will not have sufficient capital resources to operate our business, and we have no current plans to obtain other financing. If we obtain the funding from the sale of the secured convertible debentures, we cannot assure you that we will be able to access such financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on us, our financial condition and our business.

OUR OBLIGATIONS UNDER THE SECURITIES PURCHASE AGREEMENT ARE SECURED BY SUBSTANTIALLY ALL OF OUR ASSETS.

     Our obligations under the Securities Purchase Agreement to Cornell Capital Partners are secured by substantially all of our assets. As a result, if we default under the terms of the Securities Purchase Agreement, Cornell Capital Partners could foreclose its security interest and liquidate all of our assets. This would cause operations to cease.

JEROME MAHONEY, THE NON-EXECUTIVE CHAIRMAN OF THE BOARD, AND MARK MELLER, THE CHIEF EXECUTIVE OFFICER, MAY EACH HAVE, BOTH INDIVIDUALLY AND/OR JOINTLY, CONTROL OVER THE MANAGEMENT AND DIRECTION OF THE COMPANY.

     Mr. Mahoney and Mr. Meller each own 47% of the Company, and will, upon the successful completion of the registration of the Company's stock, further have the right to convert $750,000 of indebtedness each into 750,000 shares of the Company's Class B Common Stock, which Class B Stock is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 50% discount of the lowest price at which the Company had ever issued its Class A Common Stock. There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney or Mr. Meller upon the conversion of this indebtedness. Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. If Mr. Mahoney or Mr. Meller converts his indebtedness into 750,000 shares of Class B Common Stock, they will each have voting rights equal to 75,000,000 shares of Class A Common Stock and will have control over the management and direction of the Company, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders.

THE COMPANY'S MANAGEMENT TEAM IS NEW AND ITS WORKING RELATIONSHIPS ARE UNTESTED.

     We have only recently assembled our management team as part of the reverse merger and changes in our operating structure. Some members of our management team have worked with each other in the past, although at this time we cannot assess the effectiveness of their working relationships after the reverse merger. As a result, we may be unable to effectively develop and execute our merger or acquisition strategy and the Company, as a business, may fail.

OUR SECURITIES

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

     We intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Any future dividends will depend on our earnings, if any, and our financial requirements.

EXISTING STOCKHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE CORNELL DEBENTURES.

     The sale of shares pursuant to the terms of the Cornell Debentures will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our Class A Common Stock could decline. In addition, for a given advance, we will need to issue a greater number of shares of Class A Common Stock under the Cornell Debentures as our stock price declines. If our stock price is lower, then our existing stockholders would experience greater dilution. [See "Liquidity and Capital Resources" in Item 6. Management's Discussion and Analysis or Plan of Operation.]

THE INVESTORS HOLDING OUR CONVERTIBLE DEBENTURES WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR CLASS A COMMON STOCK.

     The Class A Common Stock to be issued to the holder of the Cornell Debentures shall be entitled to convert up to 15% of the secured convertible debentures into the Company's Class A Common Stock at a price equal to $.014 per share. The holder shall also be entitled to convert the balance of the debenture at $.07 per share. These discounted sales could cause the price of our Class A Common Stock to decline.

     Further, because the investor under the Cornell Debentures will acquire our Class A Common Stock at a discount, it will have an incentive to sell immediately in order to realize a gain on the difference. This incentive to sell immediately into the public market to realize a gain on the difference accelerates if the market price of our Class A Common Stock declines. [See "Liquidity and Capital Resources" in Item 6. Management's Discussion and Analysis or Plan of Operation.]

THE INVESTORS HOLDING OUR CONVERTIBLE DEBENTURES INTEND TO SELL THEIR SHARES OF CLASS A COMMON STOCK IN THE PUBLIC MARKET, WHICH SALES MAY CAUSE OUR STOCK PRICE TO DECLINE.

     The investors holding our convertible debentures intend to sell the shares of Class A Common Stock in the public market. That means that up to approximately 257.4 million shares of Class A Common Stock, the number of shares being registered in the upcoming registration statement may be sold. Such sales may cause our stock price to decline.

THE SALE OF OUR STOCK UNDER OUR CORNELL DEBENTURES COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FURTHER DECLINE OF OUR STOCK PRICE.

     The significant downward pressure on the price of our Class A Common Stock caused by the sale of material amounts of Class A Common Stock under the Cornell Debentures could encourage short sales by third parties. Such an event could place further downward pressure on the price of our Class A Common Stock.

OUR CLASS A COMMON STOCK IS THINLY TRADED AND WE CANNOT PREDICT THE EXTENT TO WHICH A MORE ACTIVE TRADING MARKET WILL DEVELOP.

     Our Class A Common Stock is thinly traded compared to larger more widely known companies. Thinly traded Class A Common Stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for the Class A Common Stock will develop or be sustained after this offering.

THE PRICE OF OUR STOCK MAY BE AFFECTED BY A LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

     There has been a limited public market for our Class A common stock and there can be no assurance that an active trading market for our stock will continue. An absence of an active trading market could adversely affect our stockholders' ability to sell our Class A common stock in short time periods, or possibly at all. Our Class A common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our Class A common stock to fluctuate substantially.

OUR CLASS A COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

     Our Class A common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our Class A common stock by reducing the number of potential investors. This may make it more difficult for investors in our Class A common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

     o    With a price of less than $5.00 per share

     o    That are not traded on a "recognized" national exchange;

     o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

     o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

     Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

FUTURE SALES OF OUR CLASS A COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

     The sale of a large number of our shares, or the perception that such a sale may occur, could lower our stock price. Such sales could make it more difficult for us to sell equity securities in the future at a time and price that we consider appropriate.

ISSUANCE OF OUR RESERVED SHARES OF CLASS A COMMON STOCK MAY SIGNIFICANTLY DILUTE THE EQUITY INTEREST OF EXISTING STOCKHOLDERS.

     We have reserved for issuance shares of our Class A common stock upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding. Issuance of these shares will have the effect of diluting the equity interest of our existing stockholders and could have an adverse effect on the market price for our Class A common stock. As of October 5, 2006, we had all of our remaining 308,884,749 authorized shares available for future issuance.

ITEM 2. DESCRIPTION OF PROPERTY.

     We do not own any real property for use in our operations or otherwise. On June 1, 2005, OldMM2 entered into a sub-lease of an office at 750 Highway 34, Matawan, NJ with iVoice, Inc. The rent is on a month-to-month basis for $350 per month, and may be increased from time to time to pass on increases in rent and utilities paid by iVoice, Inc. Such sub-lease was assumed by the Company in connection with the Acquisition. We use our facilities to house our corporate headquarters and operations and believe our facilities are suitable for such purpose. We also believe that our insurance coverage adequately covers our interest in our leased space. We have a good relationship with our landlords. We believe that these facilities will be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

     We are subject to litigation from time to time arising from our normal course of operations. Currently, there are no open litigation matters relating to our products, product installations or technical services provided.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

     Our Class A common stock, no par value, is quoted on the NASD OTC Bulletin Board under the symbol "MMGP." The following table shows the high and low closing prices for the periods indicated. These prices have been restated to reflect the one-for-one stock dividend of the common stock payable on July 29, 2005 to shareholders of record as of July 11, 2005.

                                                        High          Low
                                                        ----          ---
     FISCAL YEAR 2005

     Second Quarter - from 10/28/04                    $0.125       $0.050
     Third Quarter                                     $0.125       $0.035
     Fourth Quarter                                    $0.150       $0.030

     FISCAL YEAR 2006

     First Quarter                                     $0.120       $0.055
     Second Quarter                                    $0.070       $0.070
     Third Quarter                                     $0.100       $0.050
     Fourth Quarter                                    $0.100       $0.050

HOLDERS OF COMMON EQUITY.

     As of June 30, 2006, the number of record holders of our common shares was approximately 93.

DIVIDEND INFORMATION.

     To date, the Company has never paid a cash dividend. We have no plans to pay any cash dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

EQUITY COMPENSATION PLAN.

     The Company does not have any equity compensation plan.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this filing as well as our audited statements and related notes for the fiscal year ended June 30, 2005 filed with Form 10-KSB and the information contained in a Current Report on Form 8-K dated October 19, 2005, as amended. The following discussion contains forward-looking statements. Please see "Forward Looking Statements - Cautionary Factors" for a discussion of uncertainties, risks and assumptions associated with these statements

PLAN OF OPERATION

     The primary activity of the Company, following the reverse merger with OldMM2, will involve seeking merger or acquisition candidates with whom it can either merge or acquire. On September 21, 2006, the Company completed the acquisition of certain assets and the rights to the name of Genotec Nutritionals as discussed below. The Company intends to develop businesses in the Nutraceutical Markets via internal growth or product development or by acquisition of other companies that operate in that market. However, the Company does retain the right and flexibility to identify acquisition or merger candidates, if it so chooses, in other markets of industries.

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

LIQUIDITY AND CAPITAL RESOURCES

     On April 1, 2005, and amended on July 20, 2006, the Company had entered into a Securities Purchase Agreement with certain investors for the sale of $2,500,000 in convertible debentures. On April 1, 2005, the Company issued $1,250,000 of secured convertible debentures (the "1st closing") pursuant to the Securities Purchase Agreement. An additional sale of $1,250,000 in convertible debentures (the "2nd closing") shall be funded two (2) business days prior to the date the registration statement is declared effective by the SEC. These debentures will be convertible into Class A common stock at the discretion of the holders. These transactions will require the Company to register for resale a number of shares to facilitate these financial transactions.

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

SUBSEQUENT EVENT

     On September 21, 2006, the Company completed the previously announced acquisition of Genotec Nutritionals, Inc, a New York based manufacturer and distributor of nutritional supplements and vitamins. The Company issued 10,000,000 shares of its Class A Common Stock as part of the purchase price. The Company also purchased $75,000 of Series A Preferred Convertible Stock of the newly formed subsidiary Genotec Acquisition Corporation that was established by the Company to acquire the assets of Genotec Nutritionals. These funds represent working capital for the new subsidiary.

OFF-BALANCE SHEET ARRANGEMENTS

     During fiscal year ended June 30, 2006, the Company did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.


ITEM 7. FINANCIAL STATEMENTS.

     The financial statements and notes of this Form 10-KSB appear after the signature page to this Form 10-KSB.


ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-KSB are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

     Our Audit Committee of the Board of Directors was advised on October 13, 2006 by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of audit procedures for the year ended June 30, 2006, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

     This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.

     However, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible control and procedures. Based on our limited capital resources and inadequate staffing levels, we will not be able to remediate this material weakness in our internal control over financial reporting in the near-term. We will continue to monitor this situation and as our resources permit, we will evaluate the cost-benefit of adding additional resources.

     Management believes appropriate oversight has been in place during this fiscal year to prevent material misstatements and promote adequate disclosures in our financial reporting as of June 30, 2006.

CHANGES IN INTERNAL CONTROLS.

     Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-KSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     At the closing of the Acquisition Agreement between Wien (NJ) and Old MM2, all of the directors and officers of Wien (NJ) resigned their positions and Jerome Mahoney and Mark Meller were appointed to serve as the sole Directors of Wien (NJ), to serve until the next annual meeting of shareholders or until their respective successors are elected and qualified.

     The Company has two directors and one principal officer. Listed below is certain information concerning individuals who currently serve as directors and executive officers of the Company.

                                                            Period Served as
        Name                Age   Position                  Officer\Director
        ----                ---   --------                  ----------------

        Jerome R. Mahoney   45    Non-Executive             10-19-05 to present
                                  Chairman of the
                                  Board of Directors

        Mark Meller         46    President, Chief          10-19-05 to present
                                  Executive Officer,
                                  Chief Financial
                                  Officer and Director

        Stephen Wien        68    President Chief           1974 to 10-19-05
                                  Executive Officer,
                                  Chief Financial
                                  Officer and Director


     Jerome R. Mahoney. Mr. Mahoney has been our Non-Executive Chairman of the Board of Directors since October 19, 2005. Mr. Mahoney started at Executone Information Systems, a telephone systems manufacturer, and was Director of National Accounts from 1988 to 1989. In 1989, Mr. Mahoney founded Voice Express, Inc., a New York company that sold voicemail systems and telephone system service contracts and installed these systems. Mr. Mahoney sold Voice Express Systems in 1993. From 1993 to 1997, Mr. Mahoney was President of IVS Corp., and on December 17, 1997, he established International Voice Technologies, which was merged with iVoice, Inc. on May 21, 1999. Since May 21, 1999, Mr. Mahoney has served as President and CEO of iVoice, Inc. Since January 2003 Mr. Mahoney has been Non-Executive Chairman of the Board of Directors of Trey Resources, Inc. Since August 2004, Mr. Mahoney has served as Non-Executive Chairman of the Board of Directors of Deep Field Technologies, Inc. and SpeechSwitch, Inc. From August 2004 through August 31, 2006, Mr. Mahoney has served as Non-executive Chairman of the Board of Directors of iVoice Technology, Inc. and since

August 31, 2006, Mr. Mahoney has served as President, Chief Executive and Director of iVoice Technology, Inc. Mr. Mahoney received a B.A. in finance and marketing from Fairleigh Dickinson University, Rutherford, N.J. in 1983.

     Mark Meller. Mr. Meller has been the President, Chief Financial Office and Director since October 19, 2005. Since October 1, 2004, Mr. Meller has been the President, Chief Executive Officer, Chief Financial Officer and Director of Deep Field Technologies, Inc. From August 29, 2005 through August 31, 2006, Mr. Meller served as President, Chief Executive Officer and Chief Financial Officer of iVoice Technology, Inc. Since September 15, 2003, Mr. Meller has been the President and Chief Executive Officer of Trey Resources, Inc. Since 1988, Mr. Meller has been Chief Executive Officer of Bristol Townsend & Co., Inc., a New Jersey based consulting firm providing merger and acquisition advisory services to middle market companies. From 1986 to 1988, Mr. Meller was Vice President of Corporate Finance and General Counsel of Crown Capital Group, Inc, a New Jersey based consulting firm providing advisory services for middle market leveraged buy-outs (LBO's). Prior to 1986, Mr. Meller was a financial consultant and practiced law in New York City. He is a member of the New York State Bar.

     Stephen S. Wien. Since 1974, Mr. Wien has served as Company Chairman, President, and Chief Executive Officer. In addition to his duties at the Company, from 1984 through June 30, 2004 he served as Executive Vice President, and a director of Wien Securities Corp., a NASD broker-dealer. He resigned as Chairman, President and Chief Executive Officer of the Company on October 19, 2005.

     There are no agreements or understandings for the officer or directors to resign at the request of another person and the above-named officers and director is not acting on behalf of nor will act at the direction of any other person. As of the fiscal year ended June 30, 2006, the Company did not have an audit committee in place and has one non-executive member of the Board of Directors.

     For the year ended June 30, 2006, the Board held one meeting. In addition, the Board acted through written unanimous consent in lieu of a meeting on two occasions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     No person who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to section 12 ("Reporting Person") failed to file on a timely basis the necessary reports, on Forms 3, 4, or 5, as required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except for Jerome Mahoney and Mark Meller who will file their initial Form 3 within ten days of the filing of this Report.

CODE OF ETHICS.

     On October 13, 2006, the Board of Directors of the Company adopted a Code of Ethics for adherence by its senior corporate officers to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company's periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules, and regulations. Any person may obtain a copy of our

Code of Ethics by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-KSB.

AUDIT COMMITTEE

During 2005, Jerome Mahoney and Mark Meller served on the Audit Committee. The Audit Committee currently consists of Messrs. Mahoney and Meller, with Mr. Mahoney serving as the Chairman of the committee. The Audit Committee has no independent members and no member that may deemed a financial expert as defined in ss.228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. The Company through a non-operating Company and cannot attract a financial expert to sit on its Board of Directors. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing or accounting. The Audit Committee met once in 2005. The Board of Directors approved an Audit Committee Charter on October 13, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

The following is the Audit Committee's report submitted to the Board of Directors for the fiscal year ended June 30, 2006. The Audit Committee has:

     o reviewed and discussed the Company's audited financial statements with management and Bagell, Josephs, Levine & Company, L.L.C., the Company's independent accountants;
     o discussed with Bagell, Josephs, Levine & Company, L.L.C. the matters required to be discussed by Statement on Auditing Standards No. 61, as may be modified or supplemented; and
     o received from Bagell, Josephs, Levine & Company, L.L.C. the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed the auditors' independence with them; and
     o been advised on October 13, 2006 by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of audit procedures for the year ended June 30, 2006, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, for filing with the Securities and Exchange Commission.

                                               AUDIT COMMITTEE
                                               Jerome Mahoney, Chairman
                                               Mark Meller

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last three completed fiscal years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE

                                                                                    Securities
                                                         Other Annual   Restricted  Underlying     All Other
Name and Position(s)        Year    Salary($)  Bonus(2)  Compensation     Stock       Options    Compensation
--------------------        ----    ---------  --------  ------------     -----       -------    ------------
Jerome R. Mahoney
   Non-Executive            2006   $210,833(1)   $0            $0           $0          $0            $0
   Chairman of the          2005   $108,333(2)   $0            $0           $0          $0            $0
   Board Of Directors       2004      $0         $0            $0           $0          $0            $0

Mark Meller                 2006   $210,833(1)   $0            $0           $0          $0            $0
   President, Chief         2005   $108,333(2)   $0            $0           $0          $0            $0
   Executive Officer,       2004      $0         $0            $0           $0          $0            $0
   Chief Financial
   Officer and Director

Stephen S. Wien             2006      $0         $0            $0           $0          $0            $0
   President, Chief         2005      $0         $0            $0           $0          $0            $0
   Executive Officer,       2004      $0         $0            $0           $0          $0            $0
   Chief Financial
   Officer and Chairman
   of the Board of
   Directors

(1) Reflects total compensation paid or accrued by the Company and Old MM2.
(2) Reflects total compensation paid or accrued by Old MM2.

EMPLOYMENT CONTRACTS

         OldMM2 entered into employment agreements with Mr. Mahoney, as its Non-Executive Chairman of the Board and Mr. Meller, as its President and Board Member, as of December 15, 2004. Each of the employment agreements is for a term through December 31, 2011 and provides for annual compensation of $200,000 with an annual increase of 10%. In addition, each executive shall be entitled to company sponsored fringe benefits and annual bonuses in accordance with OldMM2 policies and plans in effect for Executive officers of OldMM2. The executives shall also be granted stock options under OldMM2 stock option plan as adopted by the Board of Directors and the shareholders of OldMM2. The executives will each receive a $750,000 bonus for the successful completion of the registration of the Company's stock on Form S-1, SB-2 and any other such form of registration statement is declared effective by the Securities and Exchange Commission. This bonus shall be paid in a lump sum on the date of the registration statement in declared effective, or alternately, at the discretion of the Company and with the agreement of the Executive, in shares of the Company's Class B Common Stock. Each of these obligations was assumed by the Company in connection with the Acquisition.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following tables set forth certain information regarding the beneficial ownership of our voting securities as of October 5, 2006 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of October 5, 2006 there were a total of 140,327,016 shares of Class A common stock outstanding and 10,000,000 shares of Class B common stock outstanding. Each share of Class A common stock is entitled to one vote and each share is Class B common stock is entitled to 100 votes on matters on which holders of common stock are eligible to vote.

     The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of October 5, 2006, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

                            OWNERSHIP OF COMMON STOCK

                                                                               Common Stock
                                                                            Beneficially Owned
                                                                     -------------------------------
Name/Address                               Title of Class               Number              Percent
----------------------------------         --------------------      ---------------       ---------
Jerome R. Mahoney (Chairman)               Class A Common Stock      406,901,866 (1)         43.7%
c/o MM2 Group, Inc.                        Class B Common Stock        5,000,000             50.0%
750 Highway 34
Matawan, New Jersey  07747

Mark Meller (President)                    Class A Common Stock      406,901,866 (1)         43.7%
c/o MM2 Group, Inc.                        Class B Common Stock        5,000,000             50.0%
750 Highway 34
Matawan, New Jersey  07747

Cornell Capital Partners, LP               Class A Common Stock       96,574,053 (2)         10.4%
101 Hudson Street, Suite 3700
Jersey City, New Jersey 07302

Director and executive officer as a group  Class A Common Stock      813,803,732             87.5%
                                           Class B Common Stock       10,000,000            100.0%

____________________

(1) Includes a) 15,601,867 shares of our Class A common stock issuable upon conversion of $234,028 due to related party accounts with each Mr. Mahoney and Mr. Meller, (b) 333,333,333 shares of our Class A common stock issuable upon conversion of 5,000,000 shares of our Class B common stock owned by each Mr. Mahoney and Mr. Meller and (c) 57,966,666 shares of our Class A common stock owned by each Mr. Mahoney and Mr. Meller. Mr. Mahoney and Mr. Meller have agreed to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that the Company had ever issued its Class A Common Stock.

(2) Includes a) 70,824,053 shares of our Class A common stock issuable upon conversion of $1,327,951 of Cornell Convertible Debentures, b) 5,000,000 shares of our Class A common stock owned by Cornell Capital and c) 20,750,000 shares of our Class A common stock issuable upon conversion of the Cornell Warrants.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATED PARTY ACCOUNTS DUE

     Reference is made to the employment and other arrangements with Mr. Meller and Mr. Mahoney set forth under Item 10 Executive Compensation above. Reference is also made to the Company's lease agreement with iVoice, Inc., described under the heading "Description of Property" above. Mr. Mahoney is the President, Chief Executive Officer and a director of iVoice, Inc.


ITEM 13. EXHIBITS

a) Exhibits:

   3.1      Certificate of Incorporation
   3.2      Amendment to the Certificate of Incorporation
   3.3      By-laws of the Company.
   10.1     Acquisition Agreement dated July 8, 2005.
   10.2     First Amendment to Acquisition Agreement dates October 11, 2005
   10.3     Consulting Agreement with Stephen S. Wien dated October 11, 2005
   10.4     Employment Agreement with Mark Meller dated December 15, 2004
   10.5     Employment Agreement with Jerome Mahoney dated December 15, 2004
   10.6 Securities Purchase Agreement with Cornell Capital Partners, LP dated April 1, 2005.
   10.7 Investor Registration Rights Agreement with Cornell Capital Partners, LP dated April 1, 2005.
   10.8 Standby Equity Distribution Agreement with Cornell Capital Partners, LP dated April 1, 2005.
   10.9     Security Agreement with Cornell Capital Partners, LP, dated April 1,
            2005.

   10.10    Secured Convertible Debenture issued to Cornell Capital Partners, LP dated April 1, 2005.
   10.11    Warrant issued to Cornell Capital Partners, LP dated April 1, 2005.
   10.12    Escrow Agreement with Cornell Capital Partners, LP and David
            Gonzalez, Esq. dated April 1, 2005.
   10.13    Irrevocable Transfer Agent Instructions with Cornell Capital
            Partners, LP dated April 1, 2005.
   10.14    Placement Agent Agreement with Monitor Capital Inc. dated April 1,
            2005.
   10.15    Convertible Debenture Escrow Agreement with Cornell Capital
            Partners, LP and David Gonzalez, Esq. dated April 1, 2005.
   10.16    Standby Equity Distribution Agreement Registration Rights Agreement
            with Cornell Capital Partners, LP dated April 1, 2005.
   10.17    Convertible Debenture Escrow Agreement with Cornell Capital
            Partners, LP and David Gonzalez, Esq. dated April 1, 2005.
   10.18    Assignment and Assumption Agreement and Consent
   10.19    Waiver and Extension Agreement with Cornell Capital Partners, LP dated March 16, 2006.
   10.20    Warrant issued to Cornell Capital Partners, LP dated March 16, 2006.
   10.21    Amendment No. 1 of the Investor Registration Rights Agreement with
            Cornell Capital Partners, LP dated March 16, 2006.
   10.22    Termination Agreement with Cornell Capital Partners, LP dated July
            20, 2006.
   14*      Code of Ethics
   31.1*    Certification of Chief Executive and Chief Financial Officer
            pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002.
   32.1*    Certification of Chief Executive and Chief Financial Officer
            pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002.

   -------------------------
   *Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended June 30, 2006 and June 30, 2005 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and
(iii) services rendered in connection with tax preparation, compliance, advice and assistance.

         Services                        2006                2005
         --------                     ----------          ----------
         Audit Fees                   $   27,250              --
         Audit - Related Fees         $    2,500              --
         Tax fees                             --              --
         All Other Fees                       --              --
         Total                        $   29,750              --

     Pursuant to pre-approval policies and procedures established by the Company's Audit Committee with the Audit Committee being informed of each service and such policies and procedures do not include delegation of the Audit Committees responsibilities under the Securities Exchange Act of 1934, as amended, to management, prior to the Company engaging our independent registered public accounting firm to perform a particular service, our President and Chief Executive Officer obtains an estimate for the service to be performed. All of the services described above were approved by the President and Chief Executive Officer in accordance with Audit Committee policies and procedures.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



MM2 Group, Inc.

By:      /s/ MARK MELLER                                        October 13, 2006
         ---------------------
         Mark Meller
         President, Chief Executive Officer,
         Chief Financial Officer and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Mark Meller                                        October 13, 2006
         ---------------------
         Mark Meller
         President, Chief Executive Officer,
         Chief Financial Officer and Director


By:      /s/ Jerome R. Mahoney                                  October 13, 2006
         ---------------------
         Jerome R. Mahoney
         Non-executive Chairman of the Board

                                INDEX OF EXHIBITS

         3.1    Certificate of Incorporation
         3.2    Amendment to the Certificate of Incorporation
         3.3    By-laws of the Company.
         10.1   Acquisition Agreement dated July 8, 2005.
         10.2   First Amendment to Acquisition Agreement dates October 11, 2005
         10.3   Consulting Agreement with Stephen S. Wien dated October 11, 2005
         10.4   Employment Agreement with Mark Meller dated December 15, 2004
         10.5   Employment Agreement with Jerome Mahoney dated December 15, 2004
         10.6   Securities Purchase Agreement with Cornell Capital Partners, LP dated April 1, 2005.
         10.7   Investor Registration Rights Agreement with Cornell Capital
                Partners, LP dated April 1, 2005.
         10.8   Standby Equity Distribution Agreement with Cornell Capital
                Partners, LP dated April 1, 2005.
         10.9   Security Agreement with Cornell Capital Partners, LP, dated
                April 1, 2005.
         10.10  Secured Convertible Debenture issued to Cornell Capital
                Partners, LP dated April 1, 2005.
         10.11  Warrant issued to Cornell Capital Partners, LP dated April 1,
                2005.
         10.12  Escrow Agreement with Cornell Capital Partners, LP and David
                Gonzalez, Esq. dated April 1, 2005.
         10.13  Irrevocable Transfer Agent Instructions with Cornell Capital
                Partners, LP dated April 1, 2005.
         10.14  Placement Agent Agreement with Monitor Capital Inc. dated April
                1, 2005.
         10.15  Convertible Debenture Escrow Agreement with Cornell Capital
                Partners, LP and David Gonzalez, Esq. dated April 1, 2005.
         10.16  Standby Equity Distribution Agreement Registration Rights
                Agreement with Cornell Capital Partners, LP dated April 1, 2005.
         10.17  Convertible Debenture Escrow Agreement with Cornell Capital
                Partners, LP and David Gonzalez, Esq. dated April 1, 2005.
         10.18  Assignment and Assumption Agreement and Consent.
         10.19  Waiver and Extension Agreement with Cornell Capital Partners, LP dated March 16, 2006.
         10.20  Warrant issued to Cornell Capital Partners, LP dated March 16,
                2006.
         10.21  Amendment No. 1 of the Investor Registration Rights Agreement
                with Cornell Capital Partners, LP dated March 16, 2006.
         10.21  Termination Agreement with Cornell Capital Partners, LP dated
                July 20, 2006.
         14*    Code of Ethics
         31.1*  Certification of Chief Executive and Chief Financial Officer
                pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1*  Certification of Chief Executive and Chief Financial Officer
                pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.
         _____________
         *  Filed herewith

                                 MM2 GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2006 AND 2005

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005



                                TABLE OF CONTENTS
                                -----------------


                                                                        Page No.
                                                                        --------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-2


CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets - June 30, 2006 and 2005                                 F-3

     Statements of Operations - For the year ended June 30, 2006 and for the period December 8, 2004 (Inception) through
        June 30, 2005                                                        F-4

     Statement of Stockholders' (Deficit) - For the year ended June
        30, 2006 and for the period December 8, 2004 (Inception)
        through June 30, 2005                                                F-5

     Statements of Cash Flows - For the year ended June 30, 2006 and for the period December 8, 2004 (Inception) through
        June 30, 2005                                                 F-6 to F-7


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-8 to F-22

                     BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
                200 HADDONFIELD BERLIN ROAD, GIBBSBORO, NJ 08026
                       TEL: 856.346.2628 FAX: 856.346.2882

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To The Board of Directors and Stockholders
MM2 Group, Inc.
Matawan, New Jersey

We have audited the accompanying consolidated balance sheets of MM2 Group, Inc. and Subsidiary as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the year ended June 30, 2006 and the period December 8, 2004 (Inception) through June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MM2 Group, Inc. and Subsidiary as of June 30, 2006 and 2005, and the results of its operations, changes in stockholders' deficit and its cash flows for the year ended June 30, 2006 and the period December 8, 2004 (Inception) through June 30, 2005 are in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of June 30, 2006 have been prepared assuming the Company will continue as a going concern. As discussed in
Note 11 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and operating losses. These issues lead to substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As stated in Note 13, the Company has amended its previously issued consolidated financial statements for the period December 8, 2004 (Inception) through June 30, 2005 on its report dated August 30, 2005. The Company had amended these statements to reflect the intrinsic values and discounts associated with the convertible debentures issued April 1, 2005. The amended statements show a net increase in interest and amortization of discount on financing costs in the amounts of $10,000 and $250,000, respectively, resulting in an increase in the previously reported loss of $345,338 to an amended loss of $605,338. The changes also increased the accumulated deficit to $605,338.


                                          Bagell, Josephs, Levine & Company, LLC
Gibbsboro, New Jersey
September 27, 2006

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    JUNE 30,


ASSETS
------                                                                          2006            2005
                                                                            ------------    ------------
                                                                                             (restated)
CURRENT ASSETS
Cash and cash equivalents                                                   $    504,598    $  1,034,799
Prepaid expenses                                                                 131,416          88,390
                                                                            ------------    ------------
    Total current assets                                                         636,014       1,123,189
                                                                            ------------    ------------

PROPERTY AND EQUIPMENT
    Net of accumulated depreciation of $1,015 and $129, respectively               3,416           3,746
                                                                            ------------    ------------

TOTAL ASSETS                                                                $    639,430    $  1,126,935
                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                                       $    181,280    $     35,292
Due to related parties                                                           468,055         194,981
Convertible debentures payable, net of discount of $0 and
    $500,000, respectively                                                     1,250,000         750,000
Warrant liability                                                              1,005,004              --
                                                                            ------------    ------------
    Total current liabilities                                                  2,904,339         980,273
                                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY
Common stock: Class B - no par value, authorized 50,000,000 shares;
    10,000,000 and 40,000,000 shares issued and outstanding, respectively             48              --
                                                                            ------------    ------------

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
    no shares issued and outstanding                                                  --              --
Common stock:
    Class A - no par value; authorized 450,000,000 shares; 123,315,251
       and 10,000,100 shares issued and outstanding, respectively                  1,000           1,000
    Class B - no par value; authorized 50,000,000 shares; 10,000,000
       and 40,000,000 shares issued and outstanding, respectively                    952           1,000
Additional paid-in capital -Conversion option                                    750,000         750,000
Accumulated deficit                                                           (3,016,909)       (605,338)
                                                                            ------------    ------------
    Total stockholders' deficit                                               (2,264,957)        146,662
                                                                            ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $    639,430    $  1,126,935
                                                                            ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED JUNE 30, 2006 AND
        FOR THE PERIOD DECEMBER 8, 2004 (INCEPTION) THROUGH JUNE 30, 2005


                                                                                2006            2005
                                                                            ------------    ------------
                                                                                             (restated)
GENERAL AND ADMINISTRATION EXPENSES
    General and administrative expenses                                     $    761,197    $    273,702
    Depreciation expenses                                                            886             129
                                                                            ------------    ------------

    Total general and administration expenses                                    762,083         273,831
                                                                            ------------    ------------

LOSS FROM OPERATIONS                                                            (762,083)       (273,831)
                                                                            ------------    ------------

OTHER (INCOME) EXPENSES
    Interest (income)                                                            (27,218)         (4,743)
    Interest expense                                                             146,702          86,250
    Liquidated damages                                                            25,000              --
    Amortization of discount on debt conversion                                  500,000         250,000
    Write-off of deferred financing costs                                      1,005,004              --
                                                                            ------------    ------------

    Total other (income) expenses                                              1,649,488         331,507
                                                                            ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                        (2,411,571)       (605,338)

PROVISION FOR INCOME TAXES                                                            --              --
                                                                            ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES                                        $ (2,411,571)   $   (605,338)
                                                                            ============    ============

NET LOSS PER COMMON SHARE
    Basic and diluted                                                       $      (0.02)   $      (0.00)
                                                                            ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic and diluted                                                        123,315,251     123,115,799
                                                                            ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                      FOR THE YEAR ENDED JUNE 30, 2006 AND
        FOR THE PERIOD DECEMBER 8, 2004 (INCEPTION) THROUGH JUNE 30, 2005


                                                                                                                           Total
                                 Common Stock Class A          Common Stock Class B        Additional    Accumulated   Stockholders'
                              --------------------------    --------------------------      Paid In        Deficit        Deficit
                                 Shares         Amount         Shares         Amount        Capital       (restated)     (restated)
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 8, 2004             100    $        --             --    $        --    $        --    $        --    $        --

Shares issued for cash         10,000,000          1,000     40,000,000          1,000             --             --          2,000
Loss for the period December
  8, 2004 (Inception) through
  June 30, 2005                        --             --             --             --             --       (345,338)      (345,338)
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance, June 30, 2005, as
  originally reported          10,000,100          1,000     40,000,000          1,000             --       (345,338)      (343,338)

Conversion options                     --             --             --             --        750,000             --        750,000
Additional financing costs             --             --             --             --             --        (10,000)       (10,000)
Amortization of debt discount          --             --             --             --             --       (250,000)      (250,000)
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance, June 30, 2005,
  restated                     10,000,100          1,000     40,000,000          1,000        750,000       (605,338)       146,662
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------
Shares issued to Wien Group,
  Inc. shareholders prior to
  reverse merger                3,689,636         36,896             --             --        (36,896)            --             --
Net effect of reverse merge
  with MM2 Group, Inc         109,625,515        (36,896)   (30,000,000)            --         36,896             --             --
Reclass to temporary equity            --             --             --            (48)            --             --            (48)
Loss for the year ended June
  30, 2006                             --             --             --             --             --     (2,411,571)    (2,411,571)
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance, June 30, 2006        123,315,251    $     1,000     10,000,000    $       952    $   750,000    $(3,016,909)   $(2,264,957)
                              ===========    ===========    ===========    ===========    ===========    ===========    ===========


                   The accompanying notes are an integral part of these consolidated financial statements

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED JUNE 30, 2006 AND
        FOR THE PERIOD DECEMBER 8, 2004 (INCEPTION) THROUGH JUNE 30, 2005


                                                                                2006            2005
                                                                            ------------    ------------
                                                                                              (restated)
CASH FLOW FROM OPERATING ACTIVITIES
    Net loss                                                                $ (2,411,571)   $   (605,338)
    Adjustments to reconcile net loss to net cash
   (used in) operating activities
       Depreciation                                                                  886             129
       Amortization of discount on debt conversion                               500,000         250,000
       Write-off of deferred financing costs                                   1,005,004              --
    Changes in certain assets and liabilities:
       Prepaid expenses                                                          (43,026)        (88,390)
       Accounts payable and accrued liabilities                                  145,988          35,292
       Due to related parties                                                    273,074         194,981
                                                                            ------------    ------------
    Total cash (used in) operating activities                                   (529,645)       (213,326)
                                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                              (556)         (3,875)
                                                                            ------------    ------------
    Total cash (used in) investing activities                                       (556)         (3,875)
                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from sale of convertible debentures                                  --       1,250,000
    Net proceeds from sale of common stock                                            --           2,000
                                                                            ------------    ------------
    Total cash provided by financing activities                                       --       1,252,000
                                                                            ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (530,201)      1,034,799

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD/YEAR                           1,034,799              --
                                                                            ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD/YEAR                              $    504,598    $  1,034,799
                                                                            ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
----------------------------------
Cash paid during the period/year for:
    Interest expense                                                        $     83,333    $     41,667
                                                                            ============    ============
    Income taxes                                                            $         --    $         --
                                                                            ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

             MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                      FOR THE YEAR ENDED JUNE 30, 2006 AND
          THE PERIOD DECEMBER 8, 2004 (INCEPTION) THROUGH JUNE 30, 2005



SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

For the year ended June 30, 2006:
---------------------------------

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
































                   The accompanying notes are an integral part of these consolidated financial statements.

            MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEAR ENDED JUNE 30, 2006 AND THE PERIOD DECEMBER 8, 2004
                        (INCEPTION) THROUGH JUNE 30, 2005


NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of business
-----------------------
MM2 Group, Inc. ("MM2", or the "Company"), was incorporated in New York on March 18, 1968 under the name John DeNegris Associates, Inc. In 1974, John DeNegris Associates, Inc. changed its name to Wien Group, Inc. ("Wien (NY)"). Wien (NY) conducted a public relations business and traded in the public market until December 1991 when the corporation ceased operations. Wien (NY) remained inactive until September 1998 when it reacquired its good standing status with the State of New York. Wien (NY) did not conduct any business prior to July 2001, at which time it initiated its business of providing corporate financial advisory services to small and emerging companies that require advisory services to continue their growth within their respective industries. Wien (NY) primarily focused on the manufacturing, retail, music & entertainment, and health care industries. These services include: general corporate finance, merger and acquisition advisory services, consulting on overall corporate strategy, facilitating asset-based lending, and arranging equipment leasing contracts.

On September 23, 2005, Wien (NY) reincorporated in the state of New Jersey pursuant to a Plan and Agreement of Merger. Pursuant to such Plan and Agreement of Merger, Wien (NY) merged with and into its wholly owned subsidiary ("Wien
(NJ)") with Wien (NJ) being the surviving entity. Wien (NJ)'s charter provided for the authorization of Class A Common Stock (the "Wien (NJ) Class A Common"), Class B Common Stock ("Wien (NJ) Class B Common"), and Preferred Stock ("Wien
(NJ) Preferred"). Pursuant to the Plan and Agreement of Merger, each holder of Wien (NY)'s Common Stock received one share of Wien (NJ) Class A Common in exchange for each share of such holder's Common Stock.

On October 12, 2005, Wien (NJ)'s name was changed to MM2 Group, Inc.

On October 19, 2005, Wien (NJ) completed its previously disclosed acquisition (the "Acquisition") of all of the outstanding shares of MM2 Group, Inc., a New Jersey corporation ("OldMM2"). The Acquisition was effected pursuant to the terms of the Acquisition Agreement dated July 8, 2005 (the "Acquisition Agreement") between Wien (NY), Wien (NJ), Stephen Wien, OldMM2 and the stockholders of OldMM2 as of the date of the Acquisition Agreement. Prior to the closing of the Acquisition, certain terms and conditions of the Acquisition Agreement were amended by the parties thereto. The primary changes were to (i) allow fractional shares of Wien (NJ) to be issued in connection with the Acquisition (ii) correctly state the authorized capital stock of Wien (NJ) and Wien (NY) and (iii) specify the authorized stock of Wien (NJ) following the reincorporation.

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

            MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE YEAR ENDED JUNE 30, 2006 AND THE PERIOD DECEMBER 8, 2004
                        (INCEPTION) THROUGH JUNE 30, 2005


NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Basis of presentation
---------------------
The acquisition was accounted for as a reverse merger under the purchase method of accounting. Accordingly, MM2 Group, Inc. will be treated as the continuing entity for accounting purposes. The accompanying financial statements include the accounts of Old MM2, Wien (NY) and its wholly owned subsidiary Wien (NJ). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for financial information and with the instructions to Form 10-KSB and Regulation S-B. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The result of operations for the year ending June 30, 2006 and for the period December 8, 2004 (Inception) through June 30, 2005, are not necessarily indicative of the results to be expected for the full year. References to the "Company," "we," "us" and "our" refer to MM2 Group Inc.

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and accounts have been eliminated in consolidation.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at June 30, 2006 and 2005 of $504,598 and $1,034,799, respectively. The cash equivalents represent investments in Triple A credit rated money market funds that have 7-day auction rates competitive with current market conditions.

Concentration of Credit Risk
----------------------------
The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the year. The Company has uninsured cash balances at June 30, 2006 and 2005 of $424,090 and $1,004,743, respectively.

            MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE YEAR ENDED JUNE 30, 2006 AND THE PERIOD DECEMBER 8, 2004
                        (INCEPTION) THROUGH JUNE 30, 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment
----------------------
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

Income Taxes
------------
The Company accounts for income taxes in accordance with Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Financing Costs
---------------
Financing costs consist primarily of professional fees and various paid commissions relating to the issuance of the Company's convertible debentures and equity credit lines. These costs are amortized over the life of the loan, or charged to equity, as incurred.

Debt Issue Costs
----------------
Debt issue costs represent the estimated cost of the conversion discount feature relating to the issuance of the Company's convertible debentures. These costs are charged to expense and the value is based on the fair value of the beneficial conversion features of the convertible debt as measured at the date of issuance in accordance with Emerging Issues Task Force (EITF) Issue 98-5.

Fair Value of Financial Instruments
-----------------------------------
The Company estimates that the fair value of all financial instruments at June 30, 2006 and 2005, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

            MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE YEAR ENDED JUNE 30, 2006 AND THE PERIOD DECEMBER 8, 2004
                        (INCEPTION) THROUGH JUNE 30, 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-Based Payment
-------------------
On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company has implemented the revised standard in the quarter ending December 31, 2005. The adoption of FAS 123R has not had any effect on the financial statements of the Company.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Basic and Diluted Earnings Per Common Share
-------------------------------------------
SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The computation of basic EPS is computed by dividing income (loss) available to common stockholders by weighted average number of common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position.

On June 24, 2005, the Company's Board of Directors declared a 1 for 1 stock dividend whereby, on July 29, 2005, each holder of record of common stock as of July 11, 2005, would receive one additional share of common stock for each share then held. For purposes of calculating the weighted average shares outstanding used in the earnings per share calculation, the stock dividend has been retroactively applied for the year ended June 30, 2006 and for the period December 8, 2004 (Inception) through June 30, 2005.

            MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE YEAR ENDED JUNE 30, 2006 AND THE PERIOD DECEMBER 8, 2004
                        (INCEPTION) THROUGH JUNE 30, 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On October 19, 2005, the Company issued 115,933,332 shares of Class A Common stock to shareholders of Old MM2 pursuant to the terms of the Acquisition Agreement. For purposes of calculating the weighted average shares outstanding used in the earnings per share calculation, these shares have been retroactively applied for the year ended June 30, 2006 and for the period December 8, 2004 (Inception) through June 30, 2005.

The shares used in the computations are as follows:
                                                                December 8, 2004
                                             For the year         (Inception)
                                             Ended June 30,     Through June 30,
                                                 2006                2005
                                             -------------       -------------
Average shares outstanding for
Basic and diluted earnings per share           123,315,251         123,115,799
                                             =============       =============

The company had common stock equivalents of 20,750,000 and 750,000 at June 30, 2006 and June 30, 2005, respectively.

Recent Accounting Pronouncement
-------------------------------
On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. The Company issued warrants during the reporting periods, and as such, applied FAS 123R and EITF 96-18 in reporting these transactions on the Company's financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs." SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have an impact on the Company's financial position or results of operations.

            MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE YEAR ENDED JUNE 30, 2006 AND THE PERIOD DECEMBER 8, 2004
                        (INCEPTION) THROUGH JUNE 30, 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits

            MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE YEAR ENDED JUNE 30, 2006 AND THE PERIOD DECEMBER 8, 2004
                        (INCEPTION) THROUGH JUNE 30, 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                               June 30,            June 30,
                                                 2006                2005
                                             ------------        ------------
    Equipment                                $      4,431        $      3,875
    Less: Accumulated depreciation                  1,015                 129
                                             ------------        ------------
    Property and equipment, net              $      3,416        $      3,746
                                             ============        ============

Depreciation expense for the year ended June 30, 2006 and for the period December 8, 2004 (Inception) through June 30, 2005 was $886 and $129, respectively.

NOTE 4 - INCOME TAXES

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

    Federal Income Tax Rate                         (34.0)%
    Deferred Tax Charge (Credit)                       --
    Effect on Valuation Allowance                    38.1%
    State Income Tax, Net of Federal Benefit         (4.1)%
                                             ------------
    Effective Income Tax Rate                         0.0%
                                             ============

As of June 30, 2006, the Company has net operating loss carry forwards of approximately $3,000,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2026. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section
382. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

            MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE YEAR ENDED JUNE 30, 2006 AND THE PERIOD DECEMBER 8, 2004
                        (INCEPTION) THROUGH JUNE 30, 2005


NOTE 4 - INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                              At June 30,         At June 30,
                                                 2006                2005
                                             ------------        ------------
    Deferred tax asset                       $  1,100,000        $     82,500
    Less:  Valuation allowance                 (1,100,000)            (82,500)
                                             ------------        ------------
    Net deferred tax assets                  $                   $         --
                                             ============        ============

Net operating loss carry forwards expire starting in 2025 through 2026.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of June 30, 2006, the Company has accrued $468,055 of deferred compensation for the Chairman and the President of the Company. These deferrals will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments. The Chairman and the President of the Company have further agreed, however, to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.

On June 1, 2005, the Company entered into a sub-lease of an office at 750 Highway 34, Matawan, NJ with iVoice, Inc. The rent is on a month-to-month basis for $350 per month, and may be increased from time to time to pass on increases in rent and utilities paid by iVoice, Inc.

NOTE 6 - TEMPORARY EQUITY

As of June 30, 2006, the Company does not have sufficient quantity of authorized Class A common stock to meet it potential obligations for conversions of the Class B common stock, the Cornell Secured Convertible Debentures and the Cornell Warrants. The Class B common stock is convertible into approximately 286 million shares of Class A common stock. The Cornell Secured Convertible Debentures are convertible into approximately 30 million shares of Class A common stock. The Cornell Warrants are convertible into approximately 21 million shares of Class A common stock. The accounts due to related parties are convertible into approximately 13 million shares of Class A common stock. The aggregate amount of shares outstanding and those due upon these conversions is in excess of 473 million, which exceeds the 450 million authorized in the Certificate of Incorporation. As such, this account has been reclassified to temporary equity until the situation can be resolved. Management intends to remedy this situation by increasing the number of authorized shares with the consent of the shareholders.

            MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE YEAR ENDED JUNE 30, 2006 AND THE PERIOD DECEMBER 8, 2004
                        (INCEPTION) THROUGH JUNE 30, 2005


NOTE 7 - STOCKHOLDERS' DEFICIT

In accordance with its Certificate of Incorporation as filed on July 7, 2005, the Company is authorized to issue 1,000,000 shares of Preferred stock, $1.00 par value, 450,000,000 shares of Class A common stock, no par value; and 50,000,000 shares of Class B Common Stock, no par value.

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of June 30, 2006 and 2005, no shares were issued or outstanding.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of June 30, 2006: 450,000,000 shares of authorized common stock with no par value, 123,315,251 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

For the year ended June 30, 2006, the Company had the following transactions in its Class A common stock:

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

For the period December 8, 2004 (Inception) through June 30, 2005, the Company had the following transactions in its Class A common stock:

     On March 24, 2005, the Company sold 10,000,000 shares Old MM2's Class A Common Stock to Mr. Mahoney and Mr. Meller for $1,000 as initial capitalization of the Old MM2.

            MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE YEAR ENDED JUNE 30, 2006 AND THE PERIOD DECEMBER 8, 2004
                        (INCEPTION) THROUGH JUNE 30, 2005


NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

CLASS B COMMON STOCK

As of June 30, 2006, Class B Common Stock consisted of 50,000,000 shares of authorized common stock with no par value, 10,000,000 shares were issued and outstanding. Class B stock has voting rights of 100 to 1 with respect to Class A Common Stock. Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that the Company had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding-up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

For the year ended June 30, 2006, the Company had the following transactions in its Class B common stock:

     On October 19, 2005, the Company issued a total of 10,000,000 shares of Class B Common Stock to Mr. Mahoney and Mr. Meller pursuant to the terms of the Acquisition Agreement in exchange for the outstanding shares of Old MM2's Class B Common Stock.

For the period December 8, 2004 (Inception) through June 30, 2005, the Company had the following transactions in its Class B common stock:

     On March 24, 2005, the Company sold 40,000,000 shares Old MM2's Class B Common Stock to Mr. Mahoney and Mr. Meller for $1,000 as initial capitalization of the Old MM2.

            MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE YEAR ENDED JUNE 30, 2006 AND THE PERIOD DECEMBER 8, 2004
                        (INCEPTION) THROUGH JUNE 30, 2005


NOTE 8 - WARRANTS

On April 1, 2005, the Company sold to Cornell Capital a warrant to purchase 750,000 shares of its common stock for a purchase price of $10. The exercise price shall be the average of the volume weighted average prices of the Company's Common Stock, as quoted by Bloomberg, LP for the first five (5) trading days after the Company's Common Stock becomes listed on the OTC Bulletin Board. Concurrent with the closing of the Acquisition Agreement, the exercise price was established to be $.07 per share, which represented the most current trading price for the common shares. The warrants were vested immediately and expire two years from the date of issue. The fair value of $40,192 was estimated at October 19, 2005 using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 191%; risk-free interest rates of 4.00%; and expected life of 1.5 years. The expense was charged to financing costs in the same period.

On March 16, 2006, the Company issued to Cornell Capital a warrant to purchase 20,000,000 shares of its common stock pursuant to the Waiver and Extension Agreement between the Company and Cornell Capital Partners. The exercise price is $.05 per share (and may be subsequently adjusted if the Company issued or sold, or is deemed to have issued or sold, any shares of the Company's Common Stock at a lower price). The warrants were vested immediately and expire five years from the date of issue. The fair value of $964,812 was estimated at date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 185%; risk-free interest rates of 4.00%; and expected life of 5 years. The expense was charged to financing costs in the same period.

NOTE 9 - CONVERTIBLE DEBENTURES PAYABLE

On April 1, 2005, the Company entered into a Securities Purchase Agreement, a 5% Secured Convertible Debenture and an Investor Registration Rights Agreement with Cornell Capital Partners, LP ("Cornell"). According to the terms of these agreements, Cornell shall purchase a minimum of $2,500,000 of 5% secured convertible debentures, which shall be convertible into shares of the Company's Class A common stock, of which $1,250,000 shall be funded within 5 days of the 1st closing. Interest on the outstanding principal balance of the secured convertible debentures accrues at the annual rate of 5%. Interest payments on the outstanding principal balance are due and payable monthly commencing on May 1, 2005. Principal payments are due and payable monthly, in arrears, commencing on the earlier of i) the date the registration statement is declared effective by the United States Securities and Exchange Commission or ii) 4 months from the date of the agreement. The Company has the option to redeem a portion or all of the outstanding debentures at 120% of the amount redeemed plus accrued interest. The holder shall be entitled to convert up to 15% of the secured convertible debentures into the Company's Class A Common Stock at a price equal to twenty percent (20%) of the weighted average price of the Class A Common Stock for the first five trading days after the Company Stock becomes listed on the OTC Bulletin Board, which was determined to be $.07 per share. The holder shall also be entitled to convert the balance of the debenture at $.07 per share.

            MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE YEAR ENDED JUNE 30, 2006 AND THE PERIOD DECEMBER 8, 2004
                        (INCEPTION) THROUGH JUNE 30, 2005


NOTE 9 - CONVERTIBLE DEBENTURES PAYABLE (CONTINUED)

The intrinsic value of the beneficial conversion feature is valued at $750,000 at June 30, 2006 and is recorded as additional paid-in capital. This intrinsic value was amortized over the term of the original debenture (9 months).

In the event of a default, the full principal amount of this Debenture, together with interest and other amounts owing, shall be due and payable in cash, provided however, the Holder may request payment of such amounts in Common Stock of the Obligor. The Holder may convert all debentures outstanding and accrued interest thereon into shares of Common Stock at a conversion price of ten percent (10%) of the average of the volume weighted average price of the Class A Common Stock for the first five trading days after the Company Stock becomes listed on the OTC Bulletin Board. A Holder may not convert this Debenture or receive shares of Common Stock as payment of interest hereunder to the extent such conversion or receipt of such interest payment would result in the Holder beneficially owning in excess of 4.9% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest on, this Debenture.

Pursuant to the terms of the Investor Registration Rights Agreement with Cornell, the Company was to file a registration statement with the SEC within seventy five (75) calendar days and to use its best efforts to have the Initial Registration Statement declared effective by the SEC no later than one hundred eighty (180) calendar days after the date of the agreement. In the event of default of the registration rights agreement, the Company will pay liquidated damages, either in cash or shares of the Company's Common Stock, at 2% of the liquidated value of the Convertible Debentures outstanding for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. Any Liquidated Damages payable hereunder shall not limit, prohibit or preclude the Investor from seeking any other remedy available to it under contract, at law or in equity.

On March 17, 2006, the Company entered into a Waiver and Extension Agreement and an Amended Investor Registration Right Agreement with Cornell Capital to extend the maturity date of the debenture for an additional 6 months from January 1, 2006 to July 1, 2006 and further agree that the maturity date shall be further extended for an additional 6 months. The Amended Investor Registration Rights Agreement also reset the deadline for filing the Initial Registration Statement with the SEC until June 16, 2006 and for the Company to use its best efforts to have the Initial Registration Statement declared effective by the SEC no later than July 14, 2006, and if the Company fails to file the Registration Statement by the Scheduled Filing Deadline, the Company shall pay the Investors one (1) month of liquidated damages. The Waiver and Extension Agreement also provides that Cornell will waive any Event of Default that may have occurred prior to the date hereof solely due to the failure of the Company to pay monies owed under the terms of the debenture and to waive any claim to liquidated damages owed by the Company to Cornell pursuant to the terms of the Registration Rights Agreement. As of June 30,

            MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE YEAR ENDED JUNE 30, 2006 AND THE PERIOD DECEMBER 8, 2004
                        (INCEPTION) THROUGH JUNE 30, 2005


2006, the Company has recorded $25,000 for liquated damages as default for failing to file the Initial Registration Statement with the SEC.

NOTE 9 - CONVERTIBLE DEBENTURES PAYABLE (CONTINUED)

In consideration for the above, the Company issued to Cornell a warrant to purchase 20,000,000 shares of the Company's class A common stock for a period of 5 years at an exercise price of $0.05 per share (See Note 8). The shares of Common Stock to be issued upon exercise of the Warrant shall be registered in accordance with the Registration Rights Agreement (or as subsequently amended). The Company's failure to register such shares of Common Stock shall be an Event of Default under the Convertible Debentures issued under the Securities Purchase Agreement dated April 1, 2005 (or as subsequently amended).

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

            MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE YEAR ENDED JUNE 30, 2006 AND THE PERIOD DECEMBER 8, 2004
                        (INCEPTION) THROUGH JUNE 30, 2005


NOTE 11 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

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

The Company is actively evaluating business combinations, through mergers or acquisitions, that will provide sales growth potential and positive cash flows. As an example, on September 21, 2006, the Company completed the acquisition of Genotec Nutritionals, Inc, a New York based manufacturer and distributor of nutritional supplements and vitamins. Management believes that this is an excellent opportunity to enter into the Nutraceuticals Market by acquiring an existing company with an established customer base.

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

            MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE YEAR ENDED JUNE 30, 2006 AND THE PERIOD DECEMBER 8, 2004
                        (INCEPTION) THROUGH JUNE 30, 2005


NOTE 12 - SUBSEQUENT EVENTS

On July 20, 2006, the Company entered into a Termination Agreement with Cornell Capital to terminate the Standby Equity Distribution Agreement, the Registration Rights Agreement, the Escrow Agreement and the Placement Agent Agreement all of which are dated April 1, 2005. In exchange for the Termination Agreement, the Company issued 5,000,000 shares of the Company's Class A Common Stock, which represents full satisfaction of the commitment shares under the Standby Equity Distribution Agreement.

On July 20, 2006, the Company entered into a various agreement with Cornell Capital to replace and/or amend and restate the Securities Agreement, the Securities Registration Rights Agreement, the Secured Convertible Debentures, the Warrants to Purchase Common Stock agreement and the Investor Registration Rights Agreement, to extend the terms and due dates of same agreements dated April 1, 2005.

On September 5, 2006, the Company issued 600,000 shares of its Class A Common Stock as compensation to Stephen Wien for services provided during the year ended June 30, 2006.

On September 14, 2006, the Company announced that it had formed a strategic alliance with UTEK Corporation to identify synergistic technology acquisition opportunities in the future. As part of the agreement, the Company issued 1,411,765 shares of its Class A Common Stock as compensation to UTEK Corporation.

On September 21, 2006, the Company completed the previously announced acquisition of Genotec Nutritionals, Inc, a New York based manufacturer and distributor of nutritional supplements and vitamins. The Company issued 10,000,000 shares of its Class A Common Stock as part of the purchase price. The Company also purchased $75,000 of Series A Preferred Convertible Stock of the newly formed subsidiary Genotec Acquisition Corporation that was set up by the Company to acquire the assets of Genotec Nutritionals. These funds represent working capital for the new subsidiary.

NOTE 13 - RESTATEMENT

The Company has restated and amended its previously issued financial statement for the period December 8, 2004 (Inception) through June 30, 2005. The Company had amended these financial statements to include the intrinsic value of the convertible debentures issued April 1, 2005. In addition, the amortization of the discount in the amount of $250,000 was charged to operations and interest expense of $10,000 was realized. The net effect increased the previously reported loss of $345,338 to a loss of $605,338. In addition, the changes increased the accumulated deficit to $605,338.