Form 10QSB
period 2006-09-30
MM2 GROUP, INC.
filed 2006-11-20
CIK 1141500

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from _________________ to _________________


Commission file number:    000-50292




                                 MM2 GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


NEW JERSEY                                                           20-2554835
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


750 ROUTE 34
--------------------------------------------------------------------------------
MATAWAN, NJ                                                               07747
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code:  (732) 441-7700



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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    YES [_]     NO [X]

Number of shares of Class A, common stock, No par value, outstanding as
of November 16, 2006:            141,127,016

Transitional Small Business Disclosure Format (check one).   YES [_]     NO [X]

================================================================================

            MM2 GROUP, INC (f/k/a/ WIEN GROUP, INC.) and SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006



                                TABLE OF CONTENTS
                                -----------------

                                                                        Page No.
                                                                        --------

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Balance Sheet - September 30, 2006 .........................   2 - 3

           Statements of Operations - For the three months ended
                  September 30, 2006 and 2005 .........................   4

           Statements of Cash Flows - For the three months ended
                  September 30, 2006 and 2005 .........................   5 - 6

           Notes to Condensed Consolidated Financial Statements .......   7 - 21


Item 2.    Management's Discussion and Analysis or Plan of Operations..  22 - 25


Item 3.    Controls and Procedures ....................................  26




PART II.   OTHER INFORMATION

Item 6.    Exhibits ...................................................  27 - 28

            MM2 GROUP, INC (f/k/a/ WIEN GROUP, INC.) and SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2006


ASSETS
------

CURRENT ASSETS
Cash and cash equivalents                                         $    425,201
Accounts receivable, net of allowance
    for doubtful accounts of $0                                        165,631
Inventory                                                               27,853
Prepaid expenses                                                       173,374
                                                                  ------------
    Total current assets                                               792,059
                                                                  ------------

PROPERTY AND EQUIPMENT, net of
    accumulated depreciation of $1,237                                   3,194
                                                                  ------------

OTHER ASSETS
Goodwill                                                               292,415
Deposits and other assets                                                3,183
                                                                  ------------
    Total other assets                                                 295,598
                                                                  ------------

TOTAL ASSETS                                                      $  1,090,851
                                                                  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                             $    311,504
Due to related parties                                                 540,907
                                                                  ------------
    Total current liabilities                                          852,411
                                                                  ------------

LONG TERM LIABILITIES
Convertible debentures payable, net of
    discount of $1,016,536                                             313,772
Derivative liability                                                 1,839,896
Warrant liability                                                    1,009,437
                                                                  ------------
    Total current liabilities                                        3,163,105
                                                                  ------------

TOTAL LIABILITIES                                                    4,015,516
                                                                  ------------

COMMITMENTS AND CONTINGENCIES





                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

            MM2 GROUP, INC (f/k/a/ WIEN GROUP, INC.) and SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006





TEMPORARY EQUITY
Common stock: Class B - no par value, authorized 50,000,000
    shares; 10,000,000 shares issued and outstanding                       732
                                                                  ------------

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
    no shares issued and outstanding                                        --
Common stock:
    Class A - no par value; authorized 450,000,000 shares;
       140,327,016 shares issued and outstanding                       721,005
    Class B - no par value; authorized 50,000,000 shares;
       10,000,000 shares issued and outstanding                            268
Additional paid-in capital                                             750,000
Accumulated deficit                                                 (4,396,670)
                                                                  ------------
    Total stockholders' deficit                                     (2,925,397)
                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $  1,090,851
                                                                  ============
























                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

            MM2 GROUP, INC (f/k/a/ WIEN GROUP, INC.) and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005



                                                      2006            2005
                                                  ------------    ------------

SALES, net                                        $     26,141    $         --

COST OF SALES                                            6,732              --
                                                  ------------    ------------

GROSS PROFIT                                            19,409              --
                                                  ------------    ------------

GENERAL AND ADMINISTRATION EXPENSES
    General and administrative expenses                221,369         174,956
    Depreciation expenses                                  222             222
                                                  ------------    ------------

    Total general and administration expenses          221,591         175,178
                                                  ------------    ------------

(LOSS) FROM OPERATIONS                                (202,182)       (175,178)
                                                  ------------    ------------

OTHER (INCOME) EXPENSES
    Other (income)                                     (45,610)         (8,202)
    Interest expense                                    28,598          57,639
    Liquidated damages                                   1,606          75,000
    Loss on revaluation of derivatives                 678,141              --
    Amortization of discount on debt conversion        145,219         250,000
    Write-off of deferred financing costs              369,625              --
                                                  ------------    ------------

    Total other (income) expenses                    1,177,579         374,437
                                                  ------------    ------------

(LOSS) BEFORE PROVISION FOR INCOME TAXES            (1,379,761)       (549,615)

PROVISION FOR INCOME TAXES                                  --              --
                                                  ------------    ------------

NET (LOSS) APPLICABLE TO COMMON SHARES            $ (1,379,761)   $   (549,615)
                                                  ============    ============

NET (LOSS) PER COMMON SHARE
    Basic and diluted                             $      (0.01)   $      (0.00)
                                                  ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic and diluted                              129,397,988     123,315,251
                                                  ============    ============



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

            MM2 GROUP, INC (f/k/a/ WIEN GROUP, INC.) and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005




                                                       2006            2005
                                                   ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net (loss)                                     $ (1,379,761)   $   (549,615)
    Adjustments to reconcile net (loss) to net
    cash (used in) operating activities
       Depreciation                                         222             222
       Common stock issued for services                  18,000              --
       Amortization of discount on debt conversion      145,219         250,000
       Loss on revaluation of derivatives               678,141              --
       Gain on disposition of derivative liability      (40,192)             --
       Write-off of financing costs                     369,625              --
    Changes in operating assets and liabilities:
       Accounts receivable                              (26,141)             --
       Inventory                                          6,338              --
       Prepaid expenses and other assets                 35,047          42,250
       Accounts payable and accrued liabilities          41,253         131,647
       Due to related parties                            72,852          62,852
                                                   ------------    ------------
    Total cash (used in) operating activities           (79,397)        (62,644)
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                       --            (557)
                                                   ------------    ------------
    Total cash (used in) investing activities                --            (557)
                                                   ------------    ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS             (79,397)        (63,201)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         504,598       1,034,799
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD          $    425,201    $    971,598
                                                   ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
    Interest expense                               $         --    $     41,667
                                                   ============    ============
    Income taxes                                   $         --    $         --
                                                   ============    ============





                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

            MM2 GROUP, INC (f/k/a/ WIEN GROUP, INC.) and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

For the three months ended September 30, 2006:
----------------------------------------------

Issued 1,849,689 shares of Class A common stock with a total value of $120,230, which represents full satisfaction of the Commitment Shares under the Standby Equity Distribution Agreement, pursuant to the Termination Agreement of July 20, 2006.

Issued 3,150,311 shares of Class A common stock with a total value of $204,770, for Commitment Shares pursuant to the Amended and Restated Securities Purchase Agreement of July 20, 2006.

Issued 600,000 shares of its Class A common stock with a total value of $18,000, as compensation to Stephen Wien for services provided.

Issued 1,411,765 shares of its Class A common stock with a total value of $77,005, as compensation for the strategic alliance with UTEK Corporation to identify synergistic technology acquisition opportunities in the future.

On September 21, 2006, the Company concluded the acquisition of Genotec Nutritionals, Inc. Pursuant to the Asset Purchase Agreement, the Company issued 10,000,000 shares of Class A common stock valued at $300,000 to George Kontonotas, Joseph Freedman, Susan Blancato, Michael Logerfo, Maureen McLaughlin, Paula Daddone, Maureen Bridges and Robert Blancato. The net effect on cash flows is as follows:

Accounts receivable                      $    139,490
Inventory                                      34,191
Security deposit                                3,183
Goodwill                                      292,415
Accounts payable and accrued expense         (169,279)
Common stock                                 (300,000)
                                         ------------
Total                                    $         --
                                         ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

           MM2 GROUP, INC. (f/k/a/ WIEN GROUP, INC.) and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005


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

           MM2 GROUP, INC. (f/k/a/ WIEN GROUP, INC.) and SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Basis of presentation
---------------------
The acquisition was accounted for as a reverse merger under the purchase method of accounting. Accordingly, MM2 Group, Inc. will be treated as the continuing entity for accounting purposes. The accompanying financial statements include the accounts of Old MM2, Wien (NY) and its wholly owned subsidiary Wien (NJ). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the June 30, 2006 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-KSB.

On September 21, 2006, the Company completed the acquisition of Genotec Nutritionals, Inc, a New York based manufacturer and distributor of nutritional supplements and vitamins. Pursuant to the Asset Purchase Agreement, the Company issued 10,000,000 shares of Class A common stock valued at $300,000 to George Kontonotas, Joseph Freedman, Susan Blancato, Michael Logerfo, Maureen McLaughlin, Paula Daddone, Maureen Bridges and Robert Blancato. In addition, the Company executed three-year employment agreements with Mr. Kontonotas, Mr. Freedman and Ms Blancato and purchased $75,000 of Genotec's Series A Preferred Convertible Stock which was used to fund the working capital.

The result of operations for the three months ending September 30, 2006 and 2005, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended June 30, 2006. References to the "Company," "we," "us" and "our" refer to MM2 Group Inc.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

           MM2 GROUP, INC. (f/k/a/ WIEN GROUP, INC.) and SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at September 30, 2006 of $354,509. The cash equivalents represent investments in Triple A credit rated money market funds that have 7-day auction rates competitive with current market conditions.

Concentration of Credit Risk
----------------------------
The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. The Company has uninsured cash balances at September 30, 2006 of $354,509.

Revenue Recognition
-------------------
The Company recognizes revenues when products are shipped from their warehouse or when the Company is notified that product has been drop-shipped from the suppliers.

Accounts Receivables
--------------------
Accounts receivables consist primarily of uncollected invoices for product sales. Payment terms vary from customer to customer and range from "payment on delivery" to "60 days" terms. The Company does not provide for customer returns, but will accommodate customers in special circumstances.

Inventory
---------
Inventory consists primarily of bulk supplies of capsules and sealed powders, bottles, caps and shipping containers. Finished product is bottled and packaged immediately before delivery.

Property and Equipment
----------------------
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

Financing Costs
---------------
Financing costs consist primarily of commitment fees and broker fees relating to the issuance of the Company's convertible debentures. These costs are generally capitalized and amortized over the term of the debenture. In some cases, these fees are expensed immediately if they relate to expired or terminated debentures.

Goodwill and Other Intangible Assets
------------------------------------
In September 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of

           MM2 GROUP, INC. (f/k/a/ WIEN GROUP, INC.) and SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets (Continued)
------------------------------------------------
other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company recorded $292,415 in goodwill in its acquisition of Genotec Nutritionals, Inc. Goodwill is tested for impairment annually.

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

           MM2 GROUP, INC. (f/k/a/ WIEN GROUP, INC.) and SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

On June 24, 2005, the Company's Board of Directors declared a 1 for 1 stock dividend whereby, on July 29, 2005, each holder of record of common stock as of July 11, 2005, would receive one additional share of common stock for each share then held. For purposes of calculating the weighted average shares outstanding used in the earnings per share calculation, the stock dividend has been retroactively applied for the three months ended September 30, 2005.

On October 19, 2005, the Company issued 115,933,332 shares of Class A Common stock to shareholders of Old MM2 pursuant to the terms of the Acquisition Agreement. For purposes of calculating the weighted average shares outstanding used in the earnings per share calculation, these shares have been retroactively applied for the three months ended September 30, 2005.

The shares used in the computations are as follows:

                                                   For the three months
                                                    Ended September 30,
                                              -------------------------------
                                                  2006               2005
                                              ------------       ------------
Average shares outstanding for
Basic and diluted earnings per share           129,397,988        123,315,251
                                              ============       ============

The Company had common stock equivalents of 20,750,000 and 750,000 at September 30, 2006 and 2005, respectively.

Derivative Liabilities
----------------------
During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging

           MM2 GROUP, INC. (f/k/a/ WIEN GROUP, INC.) and SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Liabilities (Continued)
----------------------------------
relationships designated after June 30, 2003. The financial statements for the three months ended September 30, 2006 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Cornell Convertible Debentures.

Recent Accounting Pronouncement
-------------------------------
On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company implemented the revised standard in the first quarter of fiscal year 2006. The Company issued warrants during the reporting periods, and as such, applied FAS 123R and EITF 96-18 in reporting these transactions on the Company's financial statements.

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

           MM2 GROUP, INC. (f/k/a/ WIEN GROUP, INC.) and SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

           MM2 GROUP, INC. (f/k/a/ WIEN GROUP, INC.) and SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements and expects to adopt SFAS No.157 on December 31, 2007.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to:
(a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of FAS 158 is not anticipated to have a material impact on the Company's financial position or results of operations.

           MM2 GROUP, INC. (f/k/a/ WIEN GROUP, INC.) and SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 3 - GOODWILL

On September 21, 2006, the Company concluded the acquisition of Genotec Nutritionals, Inc. Pursuant to the Asset Purchase Agreement, the Company issued 10,000,000 shares of Class A common stock valued at $300,000 to George Kontonotas, Joseph Freedman, Susan Blancato, Michael Logerfo, Maureen McLaughlin, Paula Daddone, Maureen Bridges and Robert Blancato. The calculation of Goodwill is as follows:

Common stock issued                               $    300,000
Plus liabilities assumed:
    Accounts payable and accrued expense               169,279
                                                  ------------
    Total purchase price                               469,279

Less assets acquired:
    Accounts receivable                                139,490
    Inventory                                           34,191
    Security deposit                                     3,183
                                                  ------------
Total Goodwill                                    $    292,415
                                                  ============



NOTE 4 - INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:
                                                At September 30,
                                                      2006
                                                  ------------
Deferred tax asset                                $  1,496,000
Less:  Valuation allowance                          (1,496,000)
                                                  ------------
Net deferred tax assets                           $         --
                                                  ============

As of September 30, 2006, the Company has net operating loss carry forwards of approximately $4,400,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2026. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section
382. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

           MM2 GROUP, INC. (f/k/a/ WIEN GROUP, INC.) and SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 5 - RELATED PARTY TRANSACTIONS

As of September 30, 2006, the Company has accrued $540,907 of deferred compensation for the Non-executive Chairman and the President of the Company. These deferrals will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments. The Non-executive Chairman and the President of the Company have further agreed, however, to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.



NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE

On July 20, 2006, the Company entered into an Amended and Restated Securities Purchase Agreement, an Amended and Restated Secured Convertible Debenture and an Amended and Restated Investor Registration Rights Agreement with Cornell Capital Partners, LP ("Cornell"). According to the terms of these agreements, Cornell shall purchase a minimum of $2,500,000 of secured convertible debentures, plus accrued and unpaid interest of $80,308 from a previously issued debenture dated April 1, 2005, which shall be convertible into shares of the Company's Class A common stock of which $1,250,000, plus accrued and unpaid interest of $80,308, totaling $1,330,308 was previously funded pursuant to the secured convertible debenture issued by the Company on April 1, 2005 and $1,250,000 which shall be funded two (2) business days prior to the date the Registration Statement is declared effective by the SEC (the "Second Closing"). Interest on the outstanding principal balance of the Secured Convertible Debentures accrues at the annual rate of 10%. Payment of principal and accrued interest shall be paid on or before July 1, 2008 on the July 20, 2006 debenture and within 2 years of the purchase of the 2nd debenture. The Company has the option to redeem a portion or all of the outstanding debentures at 120% of the amount redeemed plus accrued interest. The holder shall be entitled to convert in whole or in part at any time and from time to time, any amount of principal and accrued interest at a price equal to 90% of the lowest closing bid price of the Common Stock during the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP ("Conversion Price").

In the event of a default, the full principal amount of this Debenture, together with interest and other amounts owing, shall be due and payable in cash, provided however, the holder of the debenture may request payment of such amounts in Common Stock of the Obligor at the Conversion Price then in-effect. A holder of the debenture may not convert this Debenture or receive shares of Common Stock as payment of interest hereunder to the extent such conversion or receipt of such interest payment would result in the holder of the debenture beneficially owning in excess of 4.9% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest on, this Debenture.

           MM2 GROUP, INC. (f/k/a/ WIEN GROUP, INC.) and SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE (CONTINUED)

Upon execution of the above agreements, the Company issued to Cornell 1,849,689 shares of Class A common stock, in accordance with the Termination Agreement of July 20, 2006, and another certificate for 3,150,311 shares of Class A common stock, for the aggregate total of 5,000,000 shares of Common Stock (collectively, the "Commitment Shares").

The aggregate principal value of the Amended and Restated Secured Convertible Debenture is $1,330,308. This amount is shown net of the unamortized portion of the discount on conversion of $1,016,536. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on debt conversion on the statement of operations.



NOTE 7 - DERIVATIVE LIABILITY

In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion feature associated with the Cornell Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $1,161,755 as a liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $1,839,896. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

    Fair market value of stock                              $0.030
    Lowest closing bid price last 30 trading days           $0.020
    Exercise price                                          $0.018
    Dividend yield                                           0.00%
    Risk free interest rate                                  5.60%
    Expected volatility                                    179.55%
    Expected life                                       1.75 Years

           MM2 GROUP, INC. (f/k/a/ WIEN GROUP, INC.) and SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 8 - TEMPORARY EQUITY

As of September 30, 2006, the Company does not have sufficient quantity of authorized Class A common stock to meet it potential obligations for conversions of the Class B common stock, the Cornell Secured Convertible Debentures and the Cornell Warrants. The Class B common stock is convertible into approximately 667 million shares of Class A common stock. The Cornell Secured Convertible Debentures are convertible into approximately 74 million shares of Class A common stock. The Cornell Warrants are convertible into approximately 21 million shares of Class A common stock. The accounts due to related parties are convertible into approximately 36 million shares of Class A common stock. The aggregate amount of shares outstanding and those due upon these conversions is in excess of 937 million, which exceeds the 450 million authorized in the Certificate of Incorporation. As such, this account has been reclassified to temporary equity until the situation can be resolved. Management intends to remedy this situation by increasing the number of authorized shares with the consent of the shareholders, or, alternatively, seeking a written forbearance from the holders of the Class B Common Stock whereby those holders will consent to not converting their Class B Common Stock to Class A Common Stock unless and until there is sufficient Class A Common Stock authorized by the Corporation to honor such conversion.



NOTE 9 - STOCKHOLDERS' DEFICIT

In accordance with its Certificate of Incorporation as filed on July 7, 2005, the Company is authorized to issue 1,000,000 shares of Preferred stock, $1.00 par value, 450,000,000 shares of Class A common stock, no par value; and 50,000,000 shares of Class B Common Stock, no par value.

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of September 30, 2006, no shares were issued or outstanding.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of September 30, 2006:
450,000,000 shares of authorized common stock with no par value, 140,327,016 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

           MM2 GROUP, INC. (f/k/a/ WIEN GROUP, INC.) and SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 9 - STOCKHOLDERS' DEFICIT (CONTINUED)

For the three months ended September 30, 2006, the Company had the following transactions in its Class A common stock:

     On July 20, 2006, the Company issued 1,849,689 shares of Class A common stock with a total value of $120,230, which represents full satisfaction of the Commitment Shares under the Standby Equity Distribution Agreement, pursuant to the Termination Agreement of July 20, 2006.

     On July 20, 2006, the Company issued 3,150,311 shares of Class A common stock with a total value of $204,770, for Commitment Shares pursuant to the Amended and Restated Securities Purchase Agreement of July 20, 2006.

     On August 10, 2006, the Company issued 1,411,764 shares of its Class A common stock with a total value of $77,005, as compensation for the strategic alliance with UTEK Corporation to identify synergistic technology acquisition opportunities in the future.

     On September 5, 2006, the Company issued 600,000 shares of its Class A common stock with a total value of $18,000, as compensation to Stephen Wien for services provided.

     On September 21, 2006, the Company concluded the acquisition of Genotec Nutritionals, Inc. Pursuant to the Asset Purchase Agreement, the Company issued 10,000,000 shares of Class A common stock valued at $300,000 to George Kontonotas, Joseph Freedman, Susan Blancato, Michael Logerfo, Maureen McLaughlin, Paula Daddone, Maureen Bridges and Robert Blancato.

CLASS B COMMON STOCK

As of September 30, 2006, Class B Common Stock consisted of 50,000,000 shares of authorized common stock with no par value, 10,000,000 shares were issued and outstanding. Class B stock has voting rights of 100 to 1 with respect to Class A Common Stock. Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that the Company had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding-up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

           MM2 GROUP, INC. (f/k/a/ WIEN GROUP, INC.) and SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 10 - WARRANTS

On April 1, 2005, the Company sold to Cornell Capital a warrant to purchase 750,000 shares of its common stock for a purchase price of $10. This warrant had an exercise price of $.07 per shares, was vested immediately and expires two years from the date of issue. On July 20, 2006, the Company issued an Amended and Restated warrant which changed the exercise price to $.05 per share and extended the redemption period to five years from the date of issuance. The fair value of the amended warrant of $44,625 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 142.21%; risk-free interest rates of 4.60%; and expected life of 5 years. The gain on the disposition of the initial warrant was credited to other income for $40,192. The expense for the amended warrant of $44,625 was charged to financing costs.



NOTE 11 -  COMMITMENTS AND CONTINGENCIES

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

           MM2 GROUP, INC. (f/k/a/ WIEN GROUP, INC.) and SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 12 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses and experiences a deficiency of cash flow from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

The Company is actively evaluating business combinations, through mergers or acquisitions that will provide sales growth potential and positive cash flows. As an example, on September 21, 2006, the Company completed the acquisition of Genotec Nutritionals, Inc, a New York based manufacturer and distributor of nutritional supplements and vitamins. Management believes that this is an excellent opportunity to enter into the Nutraceuticals Market by acquiring an existing company with an established customer base.

These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



NOTE 13 - SUBSEQUENT EVENTS

On October 6, 2006, the Company issued 300,000 shares of its Class A Common Stock as compensation to Allison Investment Corp for services related to mergers and acquisitions and in identifying Genotec Nutritionals, Inc.

On October 30, 2006, the Company issued 500,000 shares of its Class A Common Stock as compensation to Mary Kratka d/b/a CityVac for services related to consulting, promotional and marketing for the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this filing as well as our audited statements and related notes for the fiscal year ended June 30, 2006 filed with Form 10-KSB. The following discussion contains forward-looking statements. Please see "Forward Looking Statements - Cautionary Factors" for a discussion of uncertainties, risks and assumptions associated with these statements

PLAN OF OPERATION

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

MERGERS AND ACQUISITIONS
------------------------

On September 21, 2006, the Company completed the previously announced acquisition of Genotec Nutritionals, Inc, a New York based manufacturer and distributor of nutritional supplements and vitamins. The Company issued 10,000,000 shares of its Class A Common Stock as part of the purchase price. The Company also purchased $75,000 of Genotec's Series A Preferred Convertible Stock, which represented working capital for the new subsidiary.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED
--------------------------------------------------------------------
SEPTEMBER 30, 2005
------------------

         Prior to the acquisition of Genotec Nutritionals, Inc ("Genotec") on September 21, 2006, the Company had no sales and limited operations. Consequently, comparison of the current period results to prior period results may not be meaningful.

         Total sales for the three months ended September 30, 2006 and 2005 were $26,141 and $0, respectively. The increase in sales in 2006 was derived from the sales of nutritional supplements and vitamins by Genotec.

         Cost of sales for the three months ended September 30, 2006 and 2005 were $6,732 and $0, respectively. The costs in 2006 represent the costs of bulk supplies of capsules and sealed powders, bottles, caps, shipping containers, packaging and shipping of nutritional supplements and vitamins by Genotec.

         Total operating expenses for the three months ended September 30, 2006 and 2005, were $221,591 and $175,178, respectively. The increase of $46,413 was primarily for consulting and accounting fees related to researching for potential acquisitions and accounting fees for audit and review work for being a public reporting company. Operating expenses also increased by $12,243 for the payroll related expenses of Genotec.

         Total other (income) expense for the three months ended September 30, 2006 was an expense of $1,177,579. This total was comprised of amortization of the discount on debt conversion of $145,219, loss on revaluation of derivatives of $678,141, write-off of financing costs of $369,625, interest expense of $28,598 and liquidated damages of $1,606. These amounts are offset by interest income of $5,418 and gain on disposition of derivative liability of $40,192. The other expense for the three months ended September 30, 2005 was an expense of $374,437. This total was comprised of amortization of the discount on debt conversion of $250,000, interest expense of $57,639 and liquidated damages of $75,000. These amounts are offset by interest income of $8,202. Interest expense is related to accrued interest on the Cornell Debentures and interest income is related to interest on the cash accounts.

         Net loss from operations for the three months ending September 30, 2006 and 2005, was $1,379,761 and $549,615, respectively, as the result of the factors discussed above. Comparison of the current period to the prior period may not meaningful for the reason discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         On July 20, 2006, the Company entered into an Amended and Restated Securities Purchase Agreement, an Amended and Restated Secured Convertible Debenture and an Amended and Restated Investor Registration Rights Agreement with Cornell Capital Partners, LP ("Cornell"). According to the terms of these agreements, Cornell shall purchase a minimum of $2,500,000 of secured convertible debentures, plus accrued and unpaid interest of $80,308 from a previously issued debenture dated April 1, 2005, which shall be convertible into shares of the Company's Class A common stock of which $1,250,000, plus accrued and unpaid interest of $80,308, totaling $1,330,308 was previously funded pursuant to the secured convertible debenture issued by the Company on April 1, 2005 and $1,250,000 which shall be funded two (2) business days prior to the date the Registration Statement is declared effective by the SEC (the "Second Closing"). These debentures will be convertible into Class A common stock at the discretion of the holders. These transactions will require the Company to register for resale a number of shares to facilitate these financial transactions.

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

         During the three months ended September 30, 2006 and 2005, the Company had a net decrease in cash of $79,397 and $63,201, respectively. The Company's principal use of funds during these periods was as follows:

         CASH FLOWS FROM OPERATING ACTIVITIES. The Company used $79,397 in cash for operations in the three months ended September 30, 2006, an increase of $16,753 compared to $62,644 in cash used for operations in the three months ending September 30, 2005. The increase in cash used in operations was primarily used for consulting and professional services, salaries and office expenses.

         CASH FLOWS FROM INVESTING ACTIVITIES. The Company used cash of $557 for investing activities in the three months ended September 30, 2005. The Company upgraded the computers for the office in 2005.

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the time period covered by this report, our chief executive officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the period ended September 30, 2006, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROLS

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS

10.1 Asset Purchase Agreement dated September 21, 2006 by and among Genotec Nutritionals, Inc., a Delaware corporation, George Kontonotas, an individual, Joseph Freedman, an individual, Susan Blancato, an individual, MM2 Group, Inc., a New Jersey corporation and Genotec Acquisition Corporation filed with the Commission as Exhibit 10.1 on the Current Report on Form 8-K dated September 21, 2006 which is incorporated herein by reference.

10.2 Employment Agreement dated September 21, 2006 by and between Genotec Acquisition Corporation and George Kontonotas filed with the Commission as Exhibit 10.2 on the Current Report on Form 8-K dated September 21, 2006 which is incorporated herein by reference.

10.3 Employment Agreement dated September 21, 2006 by and between Genotec Acquisition Corporation and Joseph Freedman filed with the Commission as Exhibit 10.3 on the Current Report on Form 8-K dated September 21, 2006 which is incorporated herein by reference.

10.4 Employment Agreement dated September 21, 2006 by and between Genotec Acquisition Corporation and Susan Blancato filed with the Commission as
         Exhibit 10.4 on the Current Report on Form 8-K dated September 21, 2006 which is incorporated herein by reference.

10.5 Strategic Alliance Agreement between MM(2) Group, Inc. and UTEK Corporation dated July 25, 2006 filed with the Commission as Exhibit
         10.1 on the Current Report on Form 8-K dated July 20, 2006 which is incorporated herein by reference.

10.6 Termination Agreement between MM(2) Group, Inc. and Cornell Capital Partners LP. dated July 20, 2006 filed with the Commission as Exhibit
         10.2 on the Current Report on Form 8-K dated July 20, 2006 which is incorporated herein by reference.

10.7 Amended and Restated Securities Purchase Agreement between MM(2) Group, Inc. and Cornell Capital Partners LP. dated July 20, 2006 filed with the Commission as Exhibit 10.3 on the Current Report on Form 8-K dated July 20, 2006 which is incorporated herein by reference.

10.8 Amended and Restated Secured Convertible Debenture between MM(2) Group, Inc. and Cornell Capital Partners LP. dated July 20, 2006 filed with the Commission as Exhibit 10.4 on the Current Report on Form 8-K dated July 20, 2006 which is incorporated herein by reference.

10.9 Amended and Restated Investor Registration Rights Agreement between MM(2) Group, Inc. and Cornell Capital Partners LP. dated July 20, 2006 filed with the Commission as Exhibit 10.5 on the Current Report on Form 8-K dated July 20, 2006 which is incorporated herein by reference.

10.10 Amended and Restated Security Agreement between MM(2) Group, Inc. and Cornell Capital Partners LP. dated July 20, 2006 filed with the Commission as Exhibit 10.6 on the Current Report on Form 8-K dated July 20, 2006 which is incorporated herein by reference.

10.11 Amended and Restated Warrant between MM(2) Group, Inc. and Cornell Capital Partners LP. dated July 20, 2006 filed with the Commission as
         Exhibit 10.7 on the Current Report on Form 8-K dated July 20, 2006 which is incorporated herein by reference.

10.12 Irrevocable Transfer Agent Instructions between MM(2) Group, Inc. and Fidelity Transfer Company dated July 20, 2006 filed with the Commission as Exhibit 10.1 on the Current Report on Form 8-K dated July 20, 2006 which is incorporated herein by reference.

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


MM2 Group, Inc.



By: /s/ Mark Meller                                    Date:   November 20, 2006
    ----------------------------
    Mark Meller, President,
    Chief Executive Officer and
    Principal Accounting Officer

                                INDEX OF EXHIBITS

10.1 Asset Purchase Agreement dated September 21, 2006 by and among Genotec Nutritionals, Inc., a Delaware corporation, George Kontonotas, an individual, Joseph Freedman, an individual, Susan Blancato, an individual, MM2 Group, Inc., a New Jersey corporation and Genotec Acquisition Corporation filed with the Commission as Exhibit 10.1 on the Current Report on Form 8-K dated September 21, 2006 which is incorporated herein by reference.

10.2 Employment Agreement dated September 21, 2006 by and between Genotec Acquisition Corporation and George Kontonotas filed with the Commission as Exhibit 10.2 on the Current Report on Form 8-K dated September 21, 2006 which is incorporated herein by reference.

10.3 Employment Agreement dated September 21, 2006 by and between Genotec Acquisition Corporation and Joseph Freedman filed with the Commission as Exhibit 10.3 on the Current Report on Form 8-K dated September 21, 2006 which is incorporated herein by reference.

10.4 Employment Agreement dated September 21, 2006 by and between Genotec Acquisition Corporation and Susan Blancato filed with the Commission as
         Exhibit 10.4 on the Current Report on Form 8-K dated September 21, 2006 which is incorporated herein by reference.

10.5 Strategic Alliance Agreement between MM(2) Group, Inc. and UTEK Corporation dated July 25, 2006 filed with the Commission as Exhibit
         10.1 on the Current Report on Form 8-K dated July 20, 2006 which is incorporated herein by reference.


10.6 Termination Agreement between MM(2) Group, Inc. and Cornell Capital Partners LP. dated July 20, 2006 filed with the Commission as Exhibit
         10.2 on the Current Report on Form 8-K dated July 20, 2006 which is incorporated herein by reference.

10.7 Amended and Restated Securities Purchase Agreement between MM(2) Group, Inc. and Cornell Capital Partners LP. dated July 20, 2006 filed with the Commission as Exhibit 10.3 on the Current Report on Form 8-K dated July 20, 2006 which is incorporated herein by reference.

10.8 Amended and Restated Secured Convertible Debenture between MM(2) Group, Inc. and Cornell Capital Partners LP. dated July 20, 2006 filed with the Commission as Exhibit 10.4 on the Current Report on Form 8-K dated July 20, 2006 which is incorporated herein by reference.

10.9 Amended and Restated Investor Registration Rights Agreement between MM(2) Group, Inc. and Cornell Capital Partners LP. dated July 20, 2006 filed with the

         Commission as Exhibit 10.5 on the Current Report on Form 8-K dated July 20, 2006 which is incorporated herein by reference.

10.10 Amended and Restated Security Agreement between MM(2) Group, Inc. and Cornell Capital Partners LP. dated July 20, 2006 filed with the Commission as Exhibit 10.6 on the Current Report on Form 8-K dated July 20, 2006 which is incorporated herein by reference.

10.11 Amended and Restated Warrant between MM(2) Group, Inc. and Cornell Capital Partners LP. dated July 20, 2006 filed with the Commission as
         Exhibit 10.7 on the Current Report on Form 8-K dated July 20, 2006 which is incorporated herein by reference.

10.12 Irrevocable Transfer Agent Instructions between MM(2) Group, Inc. and Fidelity Transfer Company dated July 20, 2006 filed with the Commission as Exhibit 10.1 on the Current Report on Form 8-K dated July 20, 2006 which is incorporated herein by reference.

31.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.