Form 10QSB
period 2006-12-31
MM2 GROUP, INC.
filed 2007-02-20
CIK 1141500

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from ________________ to ___________________

                        Commission file number: 000-50292

                                 MM2 GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         NEW JERSEY                                              20-255483
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

5 REGENT STREET, SUITE 520
LIVINGSTON, NJ                                                     07039
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code:  (732) 290-0019

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

Number of shares of Class A, common stock, No par value, outstanding as of February 19, 2007: 143,713,436

Transitional Small Business Disclosure Format (check one).  YES [ ] NO [X]
================================================================================

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


                                TABLE OF CONTENTS
                                -----------------


                                                                       Page No.
                                                                       --------

PART I.                      FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Balance Sheet - December 31, 2006                                2 - 3

         Statements of Operations - For the six months and three
                  months ended  December 31, 2006 and 2005                  4

         Statements of Cash Flows - For the six months ended
                 December 31, 2006 and 2005                               5 - 7

         Notes to Condensed Consolidated Financial Statements             8 - 22


Item 2.  Management's Discussion and Analysis or Plan of Operations      23 - 27


Item 3.  Controls and Procedures                                         28 - 29

PART II. OTHER INFORMATION

Item 6.  Exhibits                                                          30

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                DECEMBER 31, 2006

                                     ASSETS
                                     ------


CURRENT ASSETS
Cash and cash equivalents                                            $  405,080
Accounts receivable, net of allowance for doubtful accounts of $0       228,357
Inventory                                                                29,982
Prepaid expenses                                                        139,548
                                                                     ----------
    Total current assets                                                802,967
                                                                     ----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,459         4,119
                                                                     ----------

OTHER ASSETS
Goodwill                                                                250,729
Deposits and other assets                                                 3,183
                                                                     ----------
    Total other assets                                                  253,912
                                                                     ----------


TOTAL ASSETS                                                         $1,060,998
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses                                $  422,033
Due to related parties                                                  615,592
                                                                     ----------
   Total current liabilities                                          1,037,625
                                                                     ----------

LONG TERM LIABILITIES
Convertible debentures payable, net of discount of $871,316             458,992
Derivative liability                                                  1,985,372
Warrant liability                                                     1,009,437
                                                                     ----------
    Total current liabilities                                         3,453,801
                                                                     ----------

TOTAL LIABILITIES                                                     4,491,426
                                                                     ----------

COMMITMENTS AND CONTINGENCIES


         The accompanying notes are an integral part of these condensed consolidated financial statements.

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) (CONTINUED)
                                DECEMBER 31, 2006


TEMPORARY EQUITY
Common stock: Class B - no par value, authorized 50,000,000
     shares; 10,000,000 shares issued and outstanding                       739
                                                                    -----------

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
    no shares issued and outstanding                                       --
Common stock:
   Class A - no par value; authorized 450,000,000 shares;
       140,627,016 shares issued and outstanding                        731,505
   Class B - no par value; authorized 50,000,000 shares;
       10,000,000 shares issued and outstanding                             261
Additional paid-in capital                                              750,000
Accumulated deficit                                                  (4,912,933)
                                                                    -----------
   Total stockholders' deficit                                       (3,431,167)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $ 1,060,998
                                                                    -----------



         The accompanying notes are an integral part of these condensed consolidated financial statements.

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
      FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

                                                    For the six months ended         For the three months ended
                                                           December 31,                      December 31,
                                                      2006             2005             2006             2005
                                                 -------------    -------------    -------------    -------------
SALES, net                                       $     426,276    $        --      $     400,135    $        --

COST OF SALES                                          154,254             --            147,522             --
                                                 -------------    -------------    -------------    -------------

GROSS PROFIT                                           272,022             --            252,613             --
                                                 -------------    -------------    -------------    -------------

GENERAL AND ADMINISTRATION
   EXPENSES
  Selling and marketing expenses                         7,500             --              7,500             --
General and administrative expenses                    582,189          371,549          360,820          196,593
  Depreciation expenses                                    443              443              221              221
                                                 -------------    -------------    -------------    -------------

  Total general and administration expenses            590,132          371,992          368,541          196,814
                                                 -------------    -------------    -------------    -------------

(LOSS) FROM OPERATIONS                                (318,110)        (371,992)        (115,928)        (196,814)
                                                 -------------    -------------    -------------    -------------

OTHER (INCOME) EXPENSES
    Other (income)                                     (49,320)         (14,715)          (3,710)          (6,513)
    Interest expense                                    62,129          115,278           33,531           57,639
    Liquidated damages                                  81,424          150,000           79,818           75,000
   Loss on revaluation of derivatives                  823,617             --            145,476             --
   Amortization of discount on debt conversion         290,439          500,000          145,220          250,000
    Write-off of deferred financing costs              369,625           40,192             --             40,192
                                                 -------------    -------------    -------------    -------------

  Total other (income) expenses                      1,577,914          790,755          400,335          416,318
                                                 -------------    -------------    -------------    -------------

(LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                      (1,896,024)      (1,162,747)        (516,263)        (613,132)

PROVISION FOR INCOME TAXES                                --               --               --               --
                                                 -------------    -------------    -------------    -------------

NET (LOSS) APPLICABLE TO COMMON
    SHARES                                       $  (1,896,024)   $  (1,162,747)   $    (516,263)   $    (613,132)
                                                 =============    =============    =============    =============

NET (LOSS) PER COMMON SHARE
  Basic and diluted                              $       (0.01)   $       (0.01)   $       (0.00)   $       (0.00)
                                                 =============    =============    =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                                135,161,415      123,315,251      140,877,016      123,315,251
                                                 =============    =============    =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

                                                                          2006           2005
                                                                      -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
 Net (loss)                                                           $(1,896,024)   $(1,162,747)
 Adjustments to reconcile net (loss) to net cash (used in)
   operating activities
      Depreciation                                                            443            443
      Common stock issued for services                                     28,500           --
         Amortization of discount on debt conversion                      290,439        500,000
      Loss on revaluation of derivatives                                  823,617           --
      Gain on disposition of derivative liability                         (40,192)          --
         Write-off of financing costs                                     369,625         40,192
 Changes in operating assets and liabilities:
      Accounts receivable                                                 (49,355)          --
      Inventory                                                             4,209           --
      Prepaid expenses and other assets                                    71,022        (86,916)
Accounts payable and accrued liabilities                                  151,807        220,755
      Due to related parties                                              147,537        127,370
                                                                      -----------    -----------
 Total cash (used in) operating activities                                (98,372)      (360,903)
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                        (1,146)          (556)
                                                                      -----------    -----------
 Total cash (used in) investing activities                                 (1,146)          (556)
                                                                      -----------    -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                               (99,518)      (361,459)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           504,598      1,034,799
                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $   405,080    $   673,340
                                                                      ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the period for:
 Interest expense                                                     $      --      $    83,333
                                                                      ===========    ===========
 Income taxes                                                         $      --      $       --
                                                                      ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

For the six months ended December 31, 2006:
-------------------------------------------

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

Issued 300,000 shares of its Class A common stock with a total value of $10,500, as compensation for the consulting services with Allison Investment Corp. on matters related to mergers and acquisitions.

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

On September 21, 2006, the Company concluded the acquisition of Genotec Nutritionals, Inc. Pursuant to the Asset Purchase Agreement, the Company issued 10,000,000 shares of Class A common stock valued at $300,000 to George Kontonotas, Joseph Freedman, Susan Blancato, Michael Logerfo, Maureen McLaughlin, Paula Daddone, Maureen Bridges and Robert Blancato. The net effect on cash flows is as follows:

Accounts receivable                          $   179,002
Inventory                                         34,191
Prepaid expenses                                   2,149
Security deposit                                   3,183
Goodwill                                         250,729
Accounts payable and accrued expense            (169,254)
Common stock                                    (300,000)
                                             -----------
Total                                        $      --
                                             ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005


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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           DECEMBER 31, 2006 AND 2005

                                        9
NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2006 AND 2005

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

On September 21, 2006, the Company completed the acquisition of Genotec Nutritionals, Inc, a New York based manufacturer and distributor of nutritional supplements and vitamins. Pursuant to the Asset Purchase Agreement, the Company issued 10,000,000 shares of Class A common stock valued at $300,000 to George Kontonotas, Joseph Freedman, Susan Blancato, Michael Logerfo, Maureen McLaughlin, Paula Daddone, Maureen Bridges and Robert Blancato. In addition, the Company executed three-year employment agreements with Mr. Kontonotas, Mr. Freedman and Ms Blancato and purchased $75,000 of Genotec's Series A Convertible Preferred Stock which was used to fund the working capital.

The result of operations for the six months ending December 31, 2006 and 2005, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended June 30, 2006. References to the "Company," "we," "us" and "our" refer to MM2 Group Inc.

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments purchased with original maturities of six months or less to be cash equivalents. The Company had cash equivalents at December 31, 2006 of $233,218. The cash equivalents represent investments in Triple A credit rated money market funds that have 7-day auction rates competitive with current market conditions.

Concentration of Credit Risk
----------------------------
The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. The Company has uninsured cash balances at December 31, 2006 of $322,413.

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

Goodwill and Other Intangible Assets
------------------------------------
In September 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets (Continued)
------------------------------------------------
other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company recorded $250,729 in goodwill in its acquisition of Genotec Nutritionals, Inc. Goodwill is tested for impairment annually.

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2006 AND 2005

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

On June 24, 2005, the Company's Board of Directors declared a 1 for 1 stock dividend whereby, on July 29, 2005, each holder of record of common stock as of July 11, 2005, would receive one additional share of common stock for each share then held. For purposes of calculating the weighted average shares outstanding used in the earnings per share calculation, the stock dividend has been retroactively applied for the six months ended December 31, 2005.

On October 19, 2005, the Company issued 115,933,332 shares of Class A Common stock to shareholders of Old MM2 pursuant to the terms of the Acquisition Agreement. For purposes of calculating the weighted average shares outstanding used in the earnings per share calculation, these shares have been retroactively applied for the six months ended December 31, 2005.

The shares used in the computations are as follows:

                                          For the six months         For the three months
                                          Ended December 31,           Ended December 31,
                                          2006          2005          2006           2005
                                      -------------------------   -------------------------
Average shares outstanding for
Basic and diluted earnings per share  135,161,415   123,315,251   140,877,016   123,315,251
                                      ===========   ===========   ===========   ===========

The Company had common stock equivalents of 20,750,000 and 750,000 at December 31, 2006 and 2005, respectively.

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Liabilities (Continued)
----------------------------------

relationships designated after June 30, 2003. The financial statements for the six months ended December 31, 2006 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Cornell Convertible Debentures.

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2006 AND 2005

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2006 AND 2005

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2006 AND 2005

NOTE 3 - GOODWILL

On September 21, 2006, the Company concluded the acquisition of Genotec Nutritionals, Inc. Pursuant to the Asset Purchase Agreement, the Company issued 10,000,000 shares of Class A common stock valued at $300,000 to George Kontonotas, Joseph Freedman, Susan Blancato, Michael Logerfo, Maureen McLaughlin, Paula Daddone, Maureen Bridges and Robert Blancato. The calculation of Goodwill is as follows:

   Common stock issued                                 $  300,000
   Plus liabilities assumed:
      Accounts payable and accrued expense                169,254
                                                       ----------
      Total purchase price                                469,254

   Less assets acquired:
      Accounts receivable                                 179,002
      Inventory                                            34,191
      Prepaid expenses                                      2,149
      Security deposit                                      3,183
                                                       ----------
   Total Goodwill                                      $  250,729
                                                       ==========

NOTE 4 - INCOME TAXES

 Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:
                                                       At December 31,
                                                            2006
                                                       --------------
         Deferred tax asset                              $ 1,666,000
         Less:  Valuation allowance                       (1,666,000)
                                                         -----------
         Net deferred tax assets                         $      --
                                                         ===========

As of December 31, 2006, the Company has net operating loss carry forwards of approximately $4,900,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2026. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section
382. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2006 AND 2005

NOTE 5 - RELATED PARTY TRANSACTIONS

As of December 31, 2006, the Company has accrued $615,592 of deferred compensation for the Non-executive Chairman and the President of the Company. These deferrals will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments. The Non-executive Chairman and the President of the Company have further agreed, however, to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.

NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE

On April 1, 2005, we entered into a Securities Purchase Agreement with Cornell for the sales of $2,500,000 of secured convertible debentures. The agreement was amended and restated on July 20, 2006 and January 4, 2007 to reflect the change in the funding formulas. Pursuant to the terms of the agreement with Cornell, on April 1, 2005 we issued a secured convertible debenture in the principal amount of $1,250,000. On July 20, 2006, the secured convertible debenture was amended and restated and reissued in an aggregate principal amount of $1,330,308, which included accrued and unpaid interest on the original convertible debenture of $80,308. Interest on the outstanding principal balance of the Secured Convertible Debentures accrues at the annual rate of 10%. Payment of principal and accrued interest shall be paid on or before July 1, 2008 on the July 20, 2006 debenture. The Company has the option to redeem a portion or all of the outstanding debentures at 120% of the amount redeemed plus accrued interest. The holder shall be entitled to convert in whole or in part at any time and from time to time, any amount of principal and accrued interest at a price equal to 90% of the lowest closing bid price of the Common Stock during the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP ("Conversion Price").

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2006 AND 2005

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

The aggregate principal value of the Amended and Restated Secured Convertible Debenture is $1,330,308. This amount is shown net of the unamortized portion of the discount on conversion of $871,316. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on debt conversion on the statement of operations.

NOTE 7 - DERIVATIVE LIABILITY

In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion feature associated with the Cornell Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $1,161,755 as a liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $1,985,372. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

         Fair market value of stock                                  $0.030
         Lowest closing bid price last 30 trading days               $0.020
         Exercise price                                              $0.018
         Dividend yield                                                0.00%
         Risk free interest rate                                       5.60%
         Expected volatility                                         239.44%
         Expected life                                             1.5 Years

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2006 AND 2005

NOTE 8 - TEMPORARY EQUITY

As of December 31, 2006, the Company does not have sufficient quantity of authorized Class A common stock to meet it potential obligations for conversions of the Class B common stock, the Cornell Secured Convertible Debentures and the Cornell Warrants. The Class B common stock is convertible into approximately 667 million shares of Class A common stock. The Cornell Secured Convertible Debentures are convertible into approximately 74 million shares of Class A common stock. The Cornell Warrants are convertible into approximately 21 million shares of Class A common stock. The accounts due to related parties are convertible into approximately 41 million shares of Class A common stock. The aggregate amount of shares outstanding and those due upon these conversions is in excess of 943 million, which exceeds the 450 million authorized in the Certificate of Incorporation. As such, this account has been reclassified to temporary equity until the situation can be resolved. Management intends to remedy this situation by increasing the number of authorized shares with the consent of the shareholders, or, alternatively, seeking a written forbearance from the holders of the Class B Common Stock whereby those holders will consent to not converting their Class B Common Stock to Class A Common Stock unless and until there is sufficient Class A Common Stock authorized by the Corporation to honor such conversion.

NOTE 9 - STOCKHOLDERS' DEFICIT

In accordance with its Certificate of Incorporation as filed on July 7, 2005, the Company is authorized to issue 1,000,000 shares of Preferred stock, $1.00 par value, 450,000,000 shares of Class A common stock, no par value; and 50,000,000 shares of Class B Common Stock, no par value.

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of December 31, 2006, no shares were issued or outstanding.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of December 31, 2006:
450,000,000 shares of authorized common stock with no par value, 140,627,016 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2006 AND 2005

NOTE 9 - STOCKHOLDERS' DEFICIT (CONTINUED)

For the six months ended December 31, 2006, the Company had the following transactions in its Class A common stock:

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

     On August 10, 2006, the Company issued 1,411,765 shares of its Class A common stock with a total value of $77,005, as compensation for the strategic alliance with UTEK Corporation to identify synergistic technology acquisition opportunities in the future.

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

     On October 6, 2006, the Company issued 300,000 shares of its Class A common stock with a total value of $10,500, as compensation for the consulting services with Allison Investment Corp. on matters related to mergers and acquisitions.

CLASS B COMMON STOCK

As of December 31, 2006, Class B Common Stock consisted of 50,000,000 shares of authorized common stock with no par value, 10,000,000 shares were issued and outstanding. Class B stock has voting rights of 100 to 1 with respect to Class A Common Stock. Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that the Company had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding-up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2006 AND 2005

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

On October 1, 2006, the Company entered into a sub-lease with SWK Technologies, Inc. for an office located at 5 Regent Street, Suite 520, Livingston, NJ 07052. The rent is on a month-to-month basis for $350 per month SWK Technologies, Inc. is a wholly-owned subsidiary of Trey Resources, Inc. We use our these facilities to house our corporate headquarters and operations and believe our facilities are suitable for such purpose.

On February 1, 2005, our wholly owned subsidiary, Genotec Nutritionals amended its operating lease for office and warehouse space at 450 Commack Road, Deer Park, NY. The term of the lease is four years commencing March 1, 2005. Monthly base rental payments under the new lease range from $3,067 to $3,354 per month. We are required to pay property taxes, utilities, insurance and other costs relating to the leased facilities to include allocated common area maintenance charges, snow removal charges and landlord insurance charges as deemed necessary.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2006 AND 2005

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

NOTE 13 - SUBSEQUENT EVENTS

On January 12, 2007, the Company issued 3,086,420 shares of its Class A Common Stock to Cornell Capital Partners upon conversion of $50,000 of the secured convertible debentures.

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

         On September 21, 2006, the Company completed the acquisition Genotec Nutritionals, Inc., a distributor and marketer of nutritional supplements and vitamins. The Company intends to develop businesses in the nutraceutical market via internal growth and product development, and by acquisition of other companies that operate in that market. The Company does retain the right and flexibility, however, to complete acquisition or merger transactions in other markets or industries.

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

         The officers and directors of the Company are currently involved in other activities, and devote only a portion of their time to the specific business affairs of the Company.

         We may have significant changes in the numbers of employees in the next twelve months, contingent upon the continued growth and success of the Company's Genotec Nutritionals operating subsidiary.

MERGERS AND ACQUISITIONS
------------------------

On September 21, 2006, the Company completed the previously announced acquisition of Genotec Nutritionals, Inc, a New York based manufacturer and distributor of nutritional supplements and vitamins. The Company issued 10,000,000 shares of its Class A Common Stock as part of the purchase price. The Company also purchased $75,000 of Genotec's Series A Convertible Preferred Stock, which represented working capital for the new subsidiary.

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2006 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
----------------------------------------------------------------------------
2005
----

         Prior to the acquisition of Genotec Nutritionals, Inc ("Genotec") on September 21, 2006, the Company had no sales and limited operations. Consequently, comparison of the current period results to prior period results may not be meaningful.

         Total sales for the six months ended December 31, 2006 and 2005 were $426,276 and $0, respectively. The increase in sales in 2006 was derived from the sales of nutritional supplements and vitamins by Genotec.

         Cost of sales for the six months ended December 31, 2006 and 2005 were $154,254 and $0, respectively. The costs in 2006 represent the costs of bulk supplies of raw ingredients, capsules and sealed powders, bottles, caps, shipping containers, packaging and shipping of nutritional supplements and vitamins by Genotec.

         Total operating expenses for the six months ended December 31, 2006 and 2005, were $590,132 and $371,992, respectively. The increase of $218,140 was primarily due to the effect of the Genotec acquisition, increases in professional and consulting fees related to the Genotec acquisition, and increases in accounting fees for audit and review work associated with being a public reporting company. Operating expenses increased by $153,750 for Genotec administration, selling and marketing expenses. The most significant portion of the Genotec expenses were related to payroll related expenses of $103,157, rent and utilities of $17,042, insurance of $7,714 and selling expenses of $7,500.

         Total other (income) expense for the six months ended December 31, 2006 was an expense of $1,577,914. This total was comprised of amortization of the discount on debt conversion of $290,439, loss on revaluation of derivatives of $823,617, write-off of financing costs of $369,625, interest expense of $62,129 and liquidated damages of $81,424. These amounts are offset by interest income of $9,128 and gain on disposition of derivative liability of $40,192. The other expense for the six months ended December 31, 2005 was an expense of $790,755. This total was comprised of amortization of the discount on debt conversion of $500,000, liquidated damages of $150,000, interest expense of $115,278 and write-off of financing costs of $40,192. These amounts are offset by interest income of $14,715. Interest expense is related to accrued interest on the Cornell Debentures and interest income is related to interest on the cash accounts.

         Net loss from operations for the six months ending December 31, 2006 and 2005, was $1,896,024 and $1,162,747, respectively, as the result of the factors discussed above. Comparison of the current period to the prior period may not be meaningful for the reasons discussed above.

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
2005
----

         Prior to the acquisition of Genotec Nutritionals, Inc ("Genotec") on September 21, 2006, the Company had no sales and limited operations. Consequently, comparison of the current period results to prior period results may not be meaningful.

         Total sales for the three months ended December 31, 2006 and 2005 were $400,135 and $0, respectively. The increase in sales in 2006 was derived from the sales of nutritional supplements and vitamins by Genotec.

         Cost of sales for the three months ended December 31, 2006 and 2005 were $147,522 and $0, respectively. The costs in 2006 represent the costs of bulk supplies of raw materials, capsules and sealed powders, bottles, caps, shipping containers, packaging and shipping of nutritional supplements and vitamins by Genotec.

         Total operating expenses for the three months ended December 31, 2006 and 2005, were $368,541 and $196,814, respectively. The increase of $171,727 was primarily due to the effect of the Genotec acquisition, increases in professional and consulting fees related to identifying and researching potential acquisitions, and increases in accounting fees for audit and review work associated with being a public reporting company. Operating expenses increased by $141,507 for Genotec administration and selling and marketing expenses. The most significant portion of the Genotec expenses were related to payroll related expenses of $91,105, rent and utilities of $17,042, insurance of $7,522 and selling expenses of $7,500.

         Total other (income) expense for the three months ended December 31, 2006 was an expense of $400,335. This total was comprised of amortization of the discount on debt conversion of $145,220, loss on revaluation of derivatives of $145,476, interest expense of $33,531 and liquidated damages of $79,818. These amounts are offset by interest income of $3,710. The other expense for the three months ended December 31, 2005 was an expense of $416,318. This total was comprised of amortization of the discount on debt conversion of $250,000, interest expense of $57,639, liquidated damages of $75,000 and write off of financing costs of $40,192. These amounts are offset by interest income of $6,513. Interest expense is related to accrued interest on the Cornell Debentures and interest income is related to interest on the cash accounts.

         Net loss from operations for the three months ending December 31, 2006 and 2005, was $516,263 and $613,132, respectively, as the result of the factors discussed above. Comparison of the current period to the prior period may not be meaningful for the reason discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         On April 1, 2005, we entered into a Securities Purchase Agreement with Cornell for the sale of $2,500,000 of secured convertible debentures. The agreement was amended and restated on July 20, 2006 and January 4, 2007 to reflect the change in the funding formulas. Pursuant to the terms of the agreement with Cornell, on April 1, 2005 we issued a secured convertible debenture in the principal amount of $1,250,000. On July 20, 2006, the secured convertible debenture was amended and restated and reissued in an aggregate principal amount of

$1,330,308, which included accrued and unpaid interest on the original convertible debenture of $80,308. On January 4, 2007, we issued a second secured convertible debenture to Cornell in the principal amount of $625,000. In addition, we will issue a third secured convertible debenture in the principal amount of $625,000, two (2) business days prior to the date the registration statement, registering the resale of the shares of Class A Common Stock issuable upon conversion of convertible debentures and exercise of the warrants, is declared effective by the SEC. These debentures will be convertible into Class A common stock at the discretion of the holders. These transactions will require the Company to register for resale a number of shares to facilitate these financial transactions.

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

         During the six months ended December 31, 2006 and 2005, the Company had a net decrease in cash of $99,518 and $361,459, respectively. The Company's principal use of funds during these periods was as follows:

         CASH FLOWS FROM OPERATING ACTIVITIES. The Company used $98,372 in cash for operations in the six months ended December 31, 2006, a decrease of $262,531 compared to $360,903 in cash used for operations in the six months ending December 31, 2005. The decrease in cash used in operations was primarily the result of lower net cash loss (net loss after adding back non-cash items but before considering changes in certain assets and liabilities) of $198,520 and a favorable change in prepaid expenses of $157,938 offset by increases in accounts receivable of $49,355 and decreases in accounts payable and accrued liabilities of $68,948.

         CASH FLOWS FROM INVESTING ACTIVITIES. The Company used cash of $1,146 for investing activities in the six months ended December 31, 2006 for the purchase of new office computer equipment for Genotec following the acquisition. The Company used cash of $556 for investing activities in the six months ended December 31, 2005 to upgrade the computers for the home office.

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

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the period ended December 31, 2006, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weakness in our internal controls:

     A material weakness in the Company's internal controls existed as of December 31, 2006. The material weakness was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is the result of the Company's limited number of employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

Subsequent to the notification from our independent registered public accounting firm, our chief executive officer evaluated our internal controls and concurred that, since the date of formation, our disclosure controls and procedures have not been effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

CHANGES IN INTERNAL CONTROLS

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

RISK FACTOR RELATED TO CONTROLS AND PROCEDURES

The Company has limited segregation of duties amongst its employees with respect to the Company's preparation and review of the Company's financial statements due to the Company's limited number of employees, which is a material weakness in internal controls , and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the Company's financial reporting which could harm the trading price of the Company's stock.

Effective internal controls are necessary for the Company to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in the Company's reported financial information, which could have a negative effect on the trading price of the Company's stock. Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, there is very limited segregation of duties amongst the administrative employees, and the Company and its independent public accounting firm have identified this as a material weakness in the Company's internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of administrative employees and limited segregation of duties, management believes that the Company's administrative employees are capable of following its disclosure controls and procedures effectively.

                           PART II - OTHER INFORMATION


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

MM2 Group, Inc.

By: /s/ Mark Meller                                   Date: February 20, 2007
   ----------------------
Mark Meller, President,
Chief Executive Officer and
Principal Accounting Officer

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