Form 10QSB
period 2007-03-31
MM2 GROUP, INC.
filed 2007-05-22
CIK 1141500

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ____ ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]


Number of shares of Class A, common stock,
            No par value, outstanding as of May 15, 2007: 145,727,523

Transitional Small Business Disclosure Format (check one).  YES [ ] NO [X]
================================================================================

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


                                TABLE OF CONTENTS


                                                                        Page No.

PART I.                      FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Balance Sheet - March 31, 2007                                   2 - 3

         Statements of Operations - For the nine months and
           three months ended March 31, 2007 and 2006                       4

         Accumulated Other Comprehensive Loss - For the nine
           months ended March 31, 2007                                      5

         Statements of Cash Flows - For the nine months ended
                  March 31, 2007 and 2006                                 6 - 8

         Notes to Condensed Consolidated Financial Statements             9 - 27

Item 2.  Management's Discussion and Analysis or Plan of Operations      28 - 32

Item 3.  Controls and Procedures                                         33 - 34

PART II. OTHER INFORMATION

Item 6.  Exhibits                                                          35

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2007

ASSETS
------

CURRENT ASSETS
Cash and cash equivalents                                          $    727,879
Securities available for sale                                           280,000
Accounts receivable, net of allowance for doubtful
  accounts of $0                                                        290,029
Inventory                                                               243,106
Prepaid expenses                                                        103,380
                                                                   ------------
    Total current assets                                              1,644,394
                                                                   ------------

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $2,009                                                  4,618
                                                                   ------------

OTHER ASSETS
Goodwill                                                                250,729
Deferred financing costs, net of accumulated
  amortization of $7,812                                                 23,438
Deposits and other assets                                                 3,183
                                                                   ------------
    Total other assets                                                  277,350
                                                                   ------------

TOTAL ASSETS                                                       $  1,926,362
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                              $    761,171
Due to related parties                                                  684,445
Deferred income                                                         840,000
Convertible debentures payable, net of discount of
  $1,272,972                                                            632,336
Derivative liability                                                  1,769,516
Warrant liability                                                     1,009,437
                                                                   ------------
    Total current liabilities                                         5,696,905
                                                                   ------------

TOTAL LIABILITIES                                                     5,696,905
                                                                   ============

COMMITMENTS AND CONTINGENCIES

         The accompanying notes are an integral part of these condensed consolidated financial statements.

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) (CONTINUED)
                                 MARCH 31, 2007


TEMPORARY EQUITY
Common stock: Class B - no par value, authorized
  50,000,000 shares; 10,000,000 shares issued and
  outstanding                                                               882
                                                                   ------------

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
    no shares issued and outstanding                                         --
Common stock:
   Class A - no par value; authorized 450,000,000 shares;
       145,727,523 shares issued and outstanding                        902,546
   Class B - no par value; authorized 50,000,000 shares;
       10,000,000 shares issued and outstanding                             118
Additional paid-in capital                                              824,621
Accumulated other comprehensive loss                                   (840,000)
Accumulated deficit                                                  (4,658,710
                                                                   ------------
   Total stockholders' deficit                                       (3,771,425)
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  1,926,362
                                                                   ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
       FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                                    For the Nine Months ended    For the three months ended
                                                            March 31,                     March 31,
                                                       2007            2006          2007            2006
                                                   ------------   ------------   ------------   ------------
                                                                   (restated)                    (restated)

SALES, net                                         $    674,230   $       --     $    247,954   $       --

COST OF SALES                                           250,864           --           96,610           --
                                                   ------------   ------------   ------------   ------------

GROSS PROFIT                                            423,366           --          151,344           --
                                                   ------------   ------------   ------------   ------------

GENERAL AND ADMINISTRATION
  EXPENSES
  Selling and marketing expenses                         27,960           --           20,460           --
  General and administrative expenses                 1,197,307        556,971        615,118        185,422
  Depreciation expenses                                     994            665            551            222
  Amortization of financing costs                         7,812           --            7,812           --
                                                   ------------   ------------   ------------   ------------

  Total general and administration expenses           1,234,073        557,636        643,941        185,644
                                                   ------------   ------------   ------------   ------------

(LOSS) FROM OPERATIONS                                 (810,707)      (557,636)      (492,597)      (185,644)
                                                   ------------   ------------   ------------   ------------

OTHER (INCOME) EXPENSES
  Other (income)                                       (337,816)       (21,248)      (288,496)        (6,533)
  Interest expense                                      108,589        130,902         46,460         15,624
  Liquidated damages                                    119,531           --           38,107       (150,000)
  (Gain) Loss on revaluation of derivatives              57,382           --         (766,235)          --
  Amortization of discount on debt conversion           513,783        500,000        223,344           --
  Write-off of financing costs                          369,625      1,005,004           --          964,812
                                                   ------------   ------------   ------------   ------------

  Total other (income) expenses                         831,094      1,614,658       (746,820)       823,903
                                                   ------------   ------------   ------------   ------------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                       (1,641,801)    (2,172,294)       254,223     (1,009,547)

PROVISION FOR INCOME TAXES                                 --             --             --             --
                                                   ------------   ------------   ------------   ------------

NET INCOME (LOSS) APPLICABLE TO
    COMMON SHARES                                  $ (1,641,801)  $ (2,172,294)  $    254,223   $ (1,009,547)
                                                   ============   ============   ============   ============

NET INCOME (LOSS) PER COMMON SHARE
  Basic and diluted                                $      (0.01)  $      (0.02)  $       0.00   $      (0.01)
                                                   ============   ============   ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                                 138,179,546    123,315,251    144,349,948    123,315,251
                                                   ============   ============   ============   ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS
                                   (UNAUDITED)
                    FOR THE NINE MONTHS ENDED MARCH 31, 2007



Balance at July 1, 2006                                            $       --

Unrealized loss on securities available for sale:
 Unrealized losses arising during the period        $   (840,000)
                                                    ------------
 Net change for the period                                             (840,000)
                                                                   ------------
Balance at March 31, 2007                                          $   (840,000)
                                                                   ============






















              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006

                                                                      2007           2006
                                                                  ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES                                               (restated)
 Net (loss)                                                       $ (1,641,801)  $ (2,172,294)
 Adjustments to reconcile net (loss) to net cash (used in)
   operating activities
      Depreciation                                                         994            665
      Common stock issued for services                                 226,546           --
      Amortization of discount on debt conversion                      513,783        500,000
      Amortization of prepaid financing costs                            7,812           --
      Loss on revaluation of derivatives                                57,382           --
      Gain on disposition of derivative liability                      (40,192)          --
      Write-off of financing costs                                     369,625      1,005,004
      Securities received for consulting income                       (280,000)          --
      Changes in operating assets and liabilities:
      Accounts receivable                                             (111,027)          --
      Inventory                                                       (208,915)          --
      Prepaid expenses and other assets                                 (1,065)       (66,477)
      Accounts payable and accrued liabilities                         490,945         89,884
      Due to related parties                                           216,390        200,222
                                                                  ------------   ------------
 Total cash (used in) operating activities                            (399,523)      (442,996)
                                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                     (2,196)          (556)
                                                                  ------------   ------------
 Total cash (used in) investing activities                              (2,196)          (556)
                                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from debt financing                                          625,000           --
                                                                  ------------   ------------
 Total cash provided by financing activities                           625,000           --
                                                                  ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   223,281       (443,552)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        504,598      1,034,799
                                                                  ------------   ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $    727,879   $    591,247
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

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006


      SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

For the nine months ended March 31, 2007, the Company:
------------------------------------------------------

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

Issued 600,000 shares of its Class A common stock with a total value of $30,000, as compensation to Stephen Wien for services provided.

Issued 300,000 shares of its Class A common stock with a total value of $10,500, as compensation for the consulting services with Allison Investment Corp. on matters related to mergers and acquisitions.

Issued 825,852 shares of its Class A common stock with a total value of $45,046, as compensation for the strategic alliance with UTEK Corporation to identify synergistic technology acquisition opportunities.

On September 21, 2006, the Company concluded the acquisition of Genotec Nutritionals, Inc. Pursuant to the Asset Purchase Agreement, the Company issued 10,000,000 shares of Class A common stock valued at $300,000 to George Kontonotas, Joseph Freedman, Susan Blancato, Michael Logerfo, Maureen McLaughlin, Paula Daddone, Maureen Bridges and Robert Blancato. The net effect on cash flows is as follows:

         Accounts receivable                       $    179,002
         Inventory                                       34,191
         Prepaid expenses                                 2,149
         Security deposit                                 3,183
         Goodwill                                       250,729
         Accounts payable and accrued expense          (169,254)
         Common stock                                  (300,000)
                                                   ------------
         Total                                     $       --
                                                   ============

Issued 100,000 restricted shares of its Class A common stock with a total value of $4,000, to Dr. Yevsey Belinky for the continuing development of a new cardiac supplement product line.

Issued 500,000 restricted shares of its Class A common stock with a total value of $25,000, to William Maier pursuant to his consulting agreement for product marketing services.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006


      SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

For the nine months ended March 31, 2007, the Company (Continued):

Issued 3,086,420 shares of Class A common stock to Cornell Capital Partners as repayment of principal on outstanding convertible debentures, valued at $50,000.

The Company received 4,000,000 shares of Class A common stock of Deep Field Technologies as compensation for consulting services to be provided pursuant to the terms of the Consulting Agreement entered into on February 13, 2007. The value of the agreement was determined to be $1,120,000 and is being amortized over six months ending August 13, 2007.

Issued 2,000,000 restricted shares of its' Class A Common Stock with a total value of $112,000, to Dr. Jeffrey Shapiro, and his assignees, as a partial fee for joining the Company's Board of Scientific Advisors and for providing the Company consulting services relating to the development of a new cardiac supplement product line.

For the nine months ended March 31, 2006:

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of business
MM2 Group, Inc. ("MM2", or the "Company"), was incorporated in New York on March 18, 1968 under the name John DeNegris Associates, Inc. In 1974, John DeNegris Associates, Inc. changed its name to Wien Group, Inc. ("Wien (NY)"). Wien (NY) conducted a public relations business and traded in the public market until December 1991 when the corporation ceased operations. Wien (NY) remained inactive until September 1998 when it reacquired its good standing status with the State of New York. Wien (NY) did not conduct any business prior to July 2001, at which time it initiated its business of providing corporate financial advisory services to small and emerging companies that require advisory services to continue their growth within their respective industries. Wien (NY) primarily focused on the manufacturing, retail, music & entertainment, and health care industries. These services include: general corporate finance, merger and acquisition advisory services, consulting on overall corporate strategy, facilitating asset-based lending, and arranging equipment leasing contracts.

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2007 AND 2006

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

The result of operations for the nine months ending March 31, 2007 and 2006, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended June 30, 2006. References to the "Company," "we," "us" and "our" refer to MM2 Group Inc.

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at March 31, 2007 of $656,714. The cash equivalents represent investments in Triple A credit rated money market funds that have 7-day auction rates competitive with current market conditions.

Concentration of Credit Risk
The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. The cash equivalents are not insured. The Company has uninsured cash balances at March 31, 2007 of $656,714.

Marketable Securities
---------------------
The Company has evaluated its investment policies consistent with FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption Accumulated Other Comprehensive Income (Loss).

Fair Value of Financial Instruments
-----------------------------------
The Company estimates that the fair value of all financial instruments at March 31, 2007, as defined in FAS 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Revenue Recognition
-------------------
The Company recognizes revenues when products are shipped from our warehouse or when the Company is notified that product has been drop-shipped from the suppliers or from our outsourced packagers.

Accounts Receivables
--------------------
Accounts receivables consist primarily of uncollected invoices for product sales. Payment terms vary from customer to customer and range from "payment on delivery" to "60 days" terms. In addition, collection on credit card sales is generally settled in 5 days. The Company does not provide for customer returns, but will accommodate customers in special circumstances.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory
---------
Inventory consists primarily of bulk supplies of capsules that are in transit to one of our outsourced packagers. Additional supplies of capsules and sealed powders, bottles, caps and shipping containers are stored in our warehouse. Product shipments from our warehouse are bottled and packaged immediately before delivery.

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

Goodwill and Other Intangible Assets
------------------------------------
In September 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company recorded $250,729 in goodwill in its acquisition of Genotec Nutritionals, Inc. Goodwill is tested for impairment annually.

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2007 AND 2006

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

On June 24, 2005, the Company's Board of Directors declared a 1 for 1 stock dividend whereby, on July 29, 2005, each holder of record of common stock as of July 11, 2005, would receive one additional share of common stock for each share then held. For purposes of calculating the weighted average shares outstanding used in the earnings per share calculation, the stock dividend has been retroactively applied for the nine months ended March 31, 2006.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On October 19, 2005, the Company issued 115,933,332 shares of Class A Common stock to shareholders of Old MM2 pursuant to the terms of the Acquisition Agreement. For purposes of calculating the weighted average shares outstanding used in the earnings per share calculation, these shares have been retroactively applied for the nine months ended March 31, 2006.

The shares used in the computations are as follows:

                                           For the nine months         For the three months
                                              Ended March 31,             Ended March 31,
                                            2007          2006          2007          2006
                                        -----------   -----------   -----------   -----------
Average shares outstanding for
Basic and diluted earnings per share    138,179,546   123,315,251   144,349,948   123,315,251

The Company had common stock equivalents of 20,750,000 and 750,000 at March 31, 2007 and 2006, respectively.

Comprehensive Income (Loss)
---------------------------
FAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of March 31, 2007, the Company has several items that represent comprehensive income, and thus, has included a statement of comprehensive income (loss).

Derivative Liabilities
----------------------
During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the nine months ended March 31, 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Cornell Convertible Debentures.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not anticipated to have a material impact on the Company's financial position, results of operations or cash flows.


In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not anticipated to have a material impact on the Company's financial position, results of operations or cash flows.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not anticipated to have a material impact on the Company's financial position, results of operations or cash flows.

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

On February 13, 2007, the Company received 4,000,000 shares for Deep Field Technologies Class A Common Stock as compensation pursuant to the Consulting Agreement with Deep Field Technologies, valued at $1,120,000. The Company shall provide "general corporate finance advisory and other similar consulting services" for a period of six (6) months from the date of the agreement. At March 31, 2007, the book value of these securities is $1,120,000 and the market value is $280,000. The cumulative unrealized loss of $840,000 is included in the Other Comprehensive (Loss). The President and CEO of the Company was also the President and CEO of Deep Field Technologies prior to execution of the Consulting Agreement. As such, this transaction is a related party transaction.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 4 - GOODWILL

On September 21, 2006, the Company concluded the acquisition of Genotec Nutritionals, Inc. Pursuant to the Asset Purchase Agreement, the Company issued 10,000,000 shares of Class A common stock valued at $300,000 to George Kontonotas, Joseph Freedman, Susan Blancato, Michael Logerfo, Maureen McLaughlin, Paula Daddone, Maureen Bridges and Robert Blancato. The calculation of Goodwill is as follows:

   Common stock issued                                       $   300,000
   Plus liabilities assumed:
      Accounts payable and accrued expense                       169,254
                                                             -----------
      Total purchase price                                       469,254

   Less assets acquired:
      Accounts receivable                                        179,002
      Inventory                                                   34,191
      Prepaid expenses                                             2,149
      Security deposit                                             3,183
                                                             -----------
   Total Goodwill                                            $   250,729
                                                             ===========

NOTE 5 - INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                             At March 31,
                                                                 2007
                                                             -----------

         Deferred tax asset                                  $ 1,581,000
         Less:  Valuation allowance                           (1,581,000)
                                                             -----------
         Net deferred tax assets                             $      --
                                                             ===========

As of March 31, 2007, the Company has net operating loss carry forwards of approximately $4,650,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2026. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section
382. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 6 - RELATED PARTY TRANSACTIONS

As of March 31, 2007, the Company has accrued $684,445 of deferred compensation for the Non-executive Chairman and the President of the Company. These deferrals will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments. The Non-executive Chairman and the President of the Company have further agreed, however, to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.

NOTE 7 - CONVERTIBLE DEBENTURES PAYABLE

On April 1, 2005, we entered into a Securities Purchase Agreement with Cornell for the sales of $2,500,000 of secured convertible debentures. The agreement was amended and restated on July 20, 2006 and January 4, 2007 to reflect the change in the funding formulas. Pursuant to the terms of the agreement with Cornell, on April 1, 2005 we issued a secured convertible debenture in the principal amount of $1,250,000. On July 20, 2006, the secured convertible debenture was amended and restated and reissued in an aggregate principal amount of $1,330,308, which included accrued and unpaid interest on the original convertible debenture of $80,308. Interest on the outstanding principal balance of the Secured Convertible Debentures accrues at the annual rate of 10%. Payment of principal and accrued interest shall be paid on or before July 1, 2008 on the July 20, 2006 debenture. During the nine months ended March 31, 2007, we issued 3,086,420 shares of Class A common stock as repayment of principal of $50,000. As of March 31, 2007 the remaining principal balance of the convertible debenture was $1,280,308 plus $91,506 of accrued interest.

On January 4, 2007, we issued a secured convertible debenture in the principal amount of $625,000. Interest on the outstanding principal balance of this Secured Convertible Debentures accrues at the annual rate of 10%. Payment of principal and accrued interest shall be paid on or before January 1, 2009. As of March 31, 2007 the remaining principal balance of the convertible debenture was $625,000 plus $14,726 of accrued interest.

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 7 - CONVERTIBLE DEBENTURES PAYABLE (CONTINUED)

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

Upon execution of the July 20, 2006 agreements, the Company issued to Cornell 1,849,689 shares of Class A common stock, in accordance with the Termination Agreement of July 20, 2006, and another certificate for 3,150,311 shares of Class A common stock, for the aggregate total of 5,000,000 shares of Common Stock (collectively, the "Commitment Shares").

The aggregate principal value of the Amended and Restated Secured Convertible Debenture is $1,905,308. This amount is shown net of the unamortized portion of the discount on conversion of $1,272,972. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on debt conversion on the statement of operations.

NOTE 8 - DERIVATIVE LIABILITY

In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion feature associated with the Cornell Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the aggregate amount of $2,642,352 as a liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $1,769,516.

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

      Fair market value of stock                                  $0.040
      Lowest closing bid price last 30 trading days               $0.040
      Exercise price                                              $0.036
      Dividend yield                                               0.00%
      Risk free interest rate                                      5.60%
      Expected volatility                                         227.60%
      Expected life                                          1.25 - 1.75 Years

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2007 AND 2006


NOTE 8 - DERIVATIVE LIABILITY (CONTINUED)

The derivative value of the January 4, 2007 debenture exceeded the face amount of the debenture and as such, the excess value of $855,597 was charged to the Loss on revaluation of derivatives on the condensed consolidated statements of operations.

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in gain on revaluation of derivatives in the condensed consolidated statements of income (loss). During the nine months ended March 31, 2007, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $798,215.

During the nine months ended March 31, 2007, the Company paid down a portion of one of the Cornell Debentures by the issuance of common stock for an aggregate of $50,000. The effect on the reduction in the fair value of the embedded derivatives of $74,621 was recorded as Additional paid-in capital on the condensed consolidated balance sheet.

In accordance with SFAS 133, SFAS 150 and EITF 00-19, the initial fair market value of the derivatives is recorded as a debt discount. The initial value of the debt discount of $1,786,755 is being amortized over the life of the convertible debentures. Amortization expense on the derivative for the nine months ended March 31, 2007 was $513,783.

NOTE 9 - TEMPORARY EQUITY

As of March 31, 2007, the Company does not have sufficient quantity of authorized Class A common stock to meet it potential obligations for conversions of the Class B common stock, the Cornell Secured Convertible Debentures and the Cornell Warrants. The Class B common stock is convertible into approximately 1.2 billion shares of Class A common stock. The Cornell Secured Convertible Debentures are convertible into approximately 53 million shares of Class A common stock. The Cornell Warrants are convertible into approximately 21 million shares of Class A common stock. The accounts due to related parties are convertible into approximately 84 million shares of Class A common stock. The aggregate amount of shares outstanding and those due upon these conversions is in excess of 1.5 billion, which exceeds the 450 million authorized in the Certificate of Incorporation. As such, this account has been reclassified to temporary equity until the situation can be resolved. Management intends to remedy this situation by increasing the number of authorized shares with the consent of the shareholders, or, alternatively, seeking a written forbearance from the holders of the Class B Common Stock whereby those holders will consent to not converting their Class B Common Stock to Class A Common Stock unless and until there is sufficient Class A Common Stock authorized by the Corporation to honor such conversion.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 10 - STOCKHOLDERS' DEFICIT

In accordance with its Certificate of Incorporation as filed on July 7, 2005, the Company is authorized to issue 1,000,000 shares of Preferred stock, $1.00 par value, 450,000,000 shares of Class A common stock, no par value; and 50,000,000 shares of Class B Common Stock, no par value.

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of March 31, 2007, no shares were issued or outstanding.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of March 31, 2007: 450,000,000 shares of authorized common stock with no par value, 145,727,523 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

For the nine months ended March 31, 2007, the Company had the following transactions in its Class A common stock:

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

     On August 10, 2006, the Company issued 1,411,765 shares of its Class A common stock with a total value of $77,005, as compensation for the strategic alliance with UTEK Corporation to identify synergistic technology acquisition opportunities in the future. These shares were subsequently cancelled on March 1, 2007.

     On September 5, 2006, the Company issued 600,000 shares of its Class A common stock with a total value of $30,000, as compensation to Stephen Wien for services provided.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 10 - STOCKHOLDERS' DEFICIT (CONTINUED)

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

On January 16, 2007, the Company issued 100,000 restricted shares of its' Class A Common Stock with a total value of $4,000, to Dr. Yevsey Belinky for the continuing development of a new cardiac supplement product line.

On January 16, 2007, the Company issued 500,000 restricted shares of its' Class A Common Stock with a total value of $25,000, to William Maier pursuant to his consulting agreement for product marketing services.

On January 29, 2007, the Company issued 3,086,420 restricted shares of its' Class A Common Stock to Cornell Capital Partners upon conversion of $50,000 of the Cornell Convertible Debentures.

On March 1, 2007, the Company issued 2,000,000 restricted shares of its' Class A Common Stock with a total value of $112,000, to Dr. Jeffrey Shapiro, and his assignees, as a partial fee for joining the Company's Board of Scientific Advisors and for providing the Company consulting services relating to the development of a new cardiac supplement product line.

On March 1, 2007, the Company terminated it agreement with UTEK Corporation and canceled the 1,411,725 shares of Class A Common Stock previously issued. The Company reissued 825,852 shares of its' Class A Common Stock with a total value of $45,046, in settlement of all fees earned through the termination date.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 10 - STOCKHOLDERS' DEFICIT (CONTINUED)

CLASS B COMMON STOCK

As of March 31, 2007, Class B Common Stock consisted of 50,000,000 shares of authorized common stock with no par value, 10,000,000 shares were issued and outstanding. Class B stock has voting rights of 100 to 1 with respect to Class A Common Stock. Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that the Company had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding-up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

NOTE 11 - WARRANTS

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On October 1, 2006, the Company entered into a sub-lease with SWK Technologies, Inc. for an office located at 5 Regent Street, Suite 520, Livingston, NJ 07052. The rent is on a month-to-month basis for $350 per month SWK Technologies, Inc. is a wholly-owned subsidiary of Trey Resources, Inc. We use these facilities to house our corporate headquarters and operations and believe our facilities are suitable for such purpose.

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

NOTE 13 - GOING CONCERN

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 14 - RESTATEMENT

The Company has restated and amended its previously issued financial statement for the nine months ended March 31, 2006. The Company had amended the financial statements to correct the accounting for the intrinsic value of the convertible debentures issued April 1, 2005. In addition, changes in the amortization of the discount in the amount of $282,605 was credited to operations. The net effect decreased the previously reported loss of $2,454,899 to a loss of $2,172,294. In addition, the changes decreased the accumulated deficit to $2,777,632.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2007 COMPARED TO NINE MONTHS ENDED MARCH 31, 2006

         Prior to the acquisition of Genotec Nutritionals, Inc ("Genotec") on September 21, 2006, the Company had no sales and limited operations. Consequently, comparison of the current period results to prior period results may not be meaningful.

         Total sales for the nine months ended March 31, 2007 and 2006 were $674,230 and $0, respectively. The increase in sales in 2007 was derived from the sales of nutritional supplements and vitamins by our wholly owned subsidiary, Genotec.

         Cost of sales for the nine months ended March 31, 2007 and 2006 were $250,864 and $0, respectively. The costs in 2007 represent the costs of bulk supplies of raw ingredients, capsules and sealed powders, bottles, caps, shipping containers, packaging and shipping of nutritional supplements and vitamins by Genotec.

         Total operating expenses for the nine months ended March 31, 2007 and 2006, were $1,234,073 and $557,636, respectively. The increase of $676,437 was primarily due to the effect of the Genotec acquisition, increases in professional and consulting fees related to the Genotec acquisition, and increases in accounting fees for audit and review work associated with being a public reporting company. Operating expenses increased by $496,127 for Genotec administration, selling and marketing expenses. The most significant portion of the Genotec expenses were related new consulting agreements for product development and product marketing of $186,213. Genotec's other most significant operating expenses were related to payroll related expenses of $196,632, rent and utilities of $32,125, insurance of $18,330 and selling expenses of $27,960.

         Total other (income) expense for the nine months ended March 31, 2007 was an expense of $831,094. This total was comprised of amortization of the discount on debt conversion of $513,783, loss on revaluation of derivatives of $57,382, write-off of financing costs of $369,625, interest expense of $108,589 and liquidated damages of $119,531. These amounts are offset by consulting income of $280,000 on the Deep Field Consulting Agreement, interest income of $17,624 and gain on disposition of derivative liability of $40,192. The other expense for the nine months ended March 31, 2006 was an expense of $1,614,658. This total was comprised of amortization of the discount on debt conversion of $500,000, interest expense of $130,902 and write-off of financing costs of $1,005,004 on the warrants issued to Cornell Capital. These amounts are offset by interest income of $21,248. Interest expense is related to accrued interest on the Cornell Debentures and interest income is related to interest on the cash accounts.

         Net loss from operations for the nine months ending March 31, 2007 and 2006, was $1,641,801 and $2,172,294, respectively, as the result of the factors discussed above. Comparison of the current period to the prior period may not be meaningful for the reasons discussed above.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

         Prior to the acquisition of Genotec Nutritionals, Inc ("Genotec") on September 21, 2006, the Company had no sales and limited operations. Consequently, comparison of the current period results to prior period results may not be meaningful.

         Total sales for the three months ended March 31, 2007 and 2005 were $247,954 and $0, respectively. The increase in sales in 2007 was derived from the sales of nutritional supplements and vitamins by Genotec.

         Cost of sales for the three months ended March 31, 2007 and 2006 were $96,610 and $0, respectively. The costs in 2007 represent the costs of bulk supplies of raw materials, capsules and sealed powders, bottles, caps, shipping containers, packaging and shipping of nutritional supplements and vitamins by Genotec.

         Total operating expenses for the three months ended March 31, 2007 and 2006, were $643,941 and $185,644, respectively. The increase of $458,297 was primarily due to the effect of the Genotec acquisition, increases in professional and consulting fees related to identifying and researching potential acquisitions, and increases in accounting fees for audit and review work associated with being a public reporting company. Operating expenses increased by $342,598 for Genotec administration and selling and marketing expenses. The most significant portion of the Genotec expenses were related new consulting agreements for product development and product marketing of $185,644. Genotec's other most significant operating expenses were related to payroll related expenses of $93,475, rent and utilities of $17,831, insurance of $10,617 and selling expenses of $20,460.

         Total other (income) expense for the three months ended March 31, 2007 was an income of $746,820. This total was comprised of gain on revaluation of derivatives of $766,235, consulting income of $280,000 on the Deep Field Consulting Agreement and interest income of $8,496. These amounts are offset by amortization of the discount on debt conversion of $223,344, interest expense of $46,460 and liquidated damages of $38,107. The other expense for the three months ended March 31, 2006 was an expense of $823,903. This total was comprised of interest expense of $15,624 and write off of financing costs of $964,812. These amounts are offset by interest income of $6,533 and a reversal of liquidated damages of $150,000. Interest expense is related to accrued interest on the Cornell Debentures and interest income is related to interest on the cash accounts.

         Net income from operations for the three months ending March 31, 2007 was $254,223 and the net loss from operations for the three months ending March 31, 2006 was $1,009,547, as the result of the factors discussed above. Comparison of the current period to the prior period may not be meaningful for the reason discussed above.

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

         During the nine months ended March 31, 2007 the Company had a net increase in cash of $223,281 and during the nine months ended March 31, 2006, the Company had a net decrease in cash of $443,552, respectively. The Company's principal use of funds during these periods was as follows:

         CASH FLOWS FROM OPERATING ACTIVITIES. The Company used $399,523 in cash for operations in the nine months ended March 31, 2007, a decrease of $43,473 compared to $442,996 in cash used for operations in the nine months ending March 31, 2006. The decrease in cash used in operations was primarily the result of lower net cash loss (net loss after adding back non-cash items but before considering changes in certain assets and liabilities) of $830,897 and a favorable change in prepaid expenses of $43,981, accounts payable and accrued liabilities of $490,945 and related party accounts of $216,390, offset by increases in inventory of $208,915 and accounts receivable of $111,027.

         CASH FLOWS FROM INVESTING ACTIVITIES. The Company used cash of $2,196 for investing activities in the nine months ended March 31, 2007 for the purchase of new office computer equipment for Genotec following the acquisition. The Company used cash of $556 for investing activities in the nine months ended March 31, 2006 to upgrade the computers for the home office.

         CASH FLOWS FROM FINANCING ACTIVITIES. The Company provided $625,000 cash from financing in the nine months ended March 31, 2007. This represented the net proceeds from the sale of a $625,000 Secured Convertible Debenture to Cornell Capital Partners.

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

Certain information included in this Form 10-QSB and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management's good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "should," "will," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10-KSB for the fiscal year ended June 30, 2006 entitled "Risk Factors".

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

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the period ended March 31, 2007, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weakness in our internal controls:

     A material weakness in the Company's internal controls existed as of March 31, 2007. The material weakness was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is the result of the Company's limited number of employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

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

RISK FACTOR RELATED TO CONTROLS AND PROCEDURES

The Company has limited segregation of duties amongst its employees with respect to the Company's preparation and review of the Company's financial statements due to the Company's limited number of employees, which is a material weakness in internal controls, and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the Company's financial reporting which could harm the trading price of the Company's stock.

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


MM2 Group, Inc.


By: /s/ Mark Meller                                        Date: May 21, 2007
    -----------------
Mark Meller, President,
Chief Executive Officer and
Principal Accounting Officer

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