Form 10KSB
period 2007-06-30
MM2 GROUP, INC.
filed 2007-10-15
CIK 1141500

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2007

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

State issuer's revenues for its most recent fiscal year:  $1,493,174

As of October 8, 2007, the Registrant had 151,755,301 shares of Class A Common Stock, no par value per share, outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and ask prices on that date was $441,280.

Transitional Small Business Disclosure Format (check one).  YES [_]  NO [X]

                                     PART I

Item 1.  Description of business                                               4
Item 2.  Description of property                                              17
Item 3.  Legal proceedings                                                    17



                                     PART II

Item 5.  Market for common equity and related stockholder matters.            18
Item 6.  Management's discussion and analysis or plan of operations.          19
Item 7.  Financial statements                                                 23
Item 8A. Controls & Procedures                                                23



                                    PART III

Item 9.  Directors, executive officers, promoters and control persons,
            compliance with Section 16(a) of the Exchange Act                 25
Item 10. Executive compensation.                                              27
Item 11. Security ownership of certain beneficial owners and management       29
Item 12. Certain relationships and related transactions                       31
Item 13. Exhibits                                                             31
Item 14. Principal Accountant Fees and Services                               34

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

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

         The Company had nominal operations immediately before and after the Acquisition. OldMM2 was a corporation formed on December 8, 2004. Other than the Acquisition, no significant business activity had been conducted by OldMM2 from the date of its creation to the date of the consummation of the Acquisition. The primary activity of OldMM2 involved seeking merger or acquisition candidates with whom it could either merge or acquire.

         On September 21, 2006, the Company completed the acquisition of Genotec Nutritionals, Inc, a New York based marketer and distributor of nutritional supplements. The Company issued 10,000,000 shares of its' Class A Common Stock as part of the purchase price. The Company also purchased $75,000 of Series A Preferred Convertible Stock of the newly formed subsidiary Genotec Acquisition Corporation that was established by the Company to acquire the assets of Genotec Nutritionals. These funds represented working capital for the new subsidiary.

         The Company is publicly traded and is currently traded on the NASD Over The Counter Bulletin Board ("OTCBB") under the symbol "MMGP".

GENERAL

         The primary activity of the Company, following the reverse merger with OldMM2, was to identify merger or acquisition candidates with whom it could either merge or acquire. On September 21, 2006, the Company completed the acquisition of substantially all the assets of Genotec Nutritionals, Inc., a New York based marketer and distributor of nutraceuticals and supplements. The Company intends to develop businesses in the nutraceutical market via internal growth and product development, or by acquisition of other companies that operate in that market. However, the Company does retain the right and flexibility to identify acquisition or merger candidates, if it so chooses, in other markets of industries.

         Genotec Nutritionals presently sells several different products, including fish oil, grape powder, resveratrol, lutein, psyllium powder, and various custom formulations, including formulations for diet, cardiac support, eye support, immunity support, and aging support. The company also sells custom formulations for pet care, including a shedding formula, a coat formula, dog and cat joint formulas, and pet multi-vitamins for dogs and cats.

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


EMPLOYEES

         As of June 30, 2007, the Company had five full time employees and five part-time employees. The five full time employees and three of the part time employees are employed at Genotec Nutritionals in sales, administration and shipping functions. The remaining two part time employees are the Non-executive Chairman of the Board of Directors, Jerome Mahoney and the President and Chief Executive Officer, Mark Meller. Mr. Mahoney and Mr. Meller are considered part-time employees pursuant to their respective employment agreements.

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

RISKS RELATED TO OUR BUSINESS

THE COMPANY WILL FACE MANY OF THE DIFFICULTIES THAT COMPANIES IN THE EARLY STAGE MAY FACE.

         As a result of the Company's limited operating history, it may be difficult for you to assess our growth and earnings potential. We may face many of the difficulties that companies in the early stages of their development in new and evolving markets often face as they are described below. We may continue to face these difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.

THE COMPANY HAS RECEIVED A GOING CONCERN OPINION FROM ITS INDEPENDENT AUDITORS THAT DESCRIBES THE UNCERTAINTY REGARDING ITS ABILITY TO CONTINUE AS A GOING CONCERN.

         The Company has received a report from its independent auditors for the fiscal year ended June 30, 2007 containing an explanatory paragraph that describes the uncertainty regarding the Company's ability to continue as a going concern because the Company has incurred substantial accumulated deficits and operating losses. These issues lead to substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

         g) deferral of recognition of our revenue in accordance with applicable accounting principles due to the time required to complete projects; and

         h) costs related to possible acquisitions of technology or businesses.

         Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts. If so, the market price of our stock would likely decline.

THERE ARE NO CONCLUSIVE STUDIES REGARDING THE MEDICAL BENEFITS OF NUTRITIONAL SUPPLEMENTS

         Many of the ingredients in our current products, and we anticipate in our future products, will be vitamins, minerals, herbs and other substances for which there is not a long history of human consumption. Although we believe all of our products to be safe when taken as directed by us, there is often little experience with human consumption of certain of these product ingredients in concentrated form. In addition, we are highly dependent upon consumers' perception of the safety and quality of our products as well as similar products distributed by other companies. We could be adversely affected in the event any of our products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers. In addition, because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to consume our products as we suggest or other misuse or abuse of our products or any similar products distributed by other companies could have a material adverse effect on the results of our operations and financial condition.

THE MANUFACTURE AND DISTRIBUTION OF NUTRITIONAL SUPPLEMENTS COULD RESULT IN PRODUCT LIABILITY CLAIMS

         We, like any other retailer, distributor and manufacturer of products that are designed to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among others, that our products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. We do not anticipate obtaining contractual indemnification from parties supplying raw materials or marketing our products. In any event, any such indemnification if obtained will be limited by terms negotiated between us and the third parties and, as a practical matter, to the creditworthiness of the indemnifying party. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions.

POTENTIAL EFFECT OF ADVERSE PUBLICITY

         We believe the growth experienced by the nutritional supplement market is based in part on national media attention regarding scientific research suggesting potential health benefits from regular consumption of certain vitamins and other nutritional products. Such research has been described in major medical journals, magazines, newspapers and television programs. The scientific research to date is preliminary.

         In the future, scientific research and/or publicity may not be favorable to the nutritional supplement market or any particular product, or may be inconsistent with earlier favorable research or publicity. Future reports of research that are perceived as less favorable or that question such earlier research could have a material adverse effect on our operations and financial condition. Because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of our products or any similar products distributed by other companies could have a material adverse effect on our operations. Such adverse publicity could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products as directed. In addition, we may not be able to counter the effects of negative publicity concerning the efficacy of our products. Any such occurrence could have a negative effect on our operations.

ANY FUTURE ACQUISITIONS WILL HAVE TO DEVELOP NEW PRODUCTS IN ORDER TO KEEP PACE

         The nutritional supplement industry is highly competitive and characterized by changing consumer preferences and continuous introduction of new products. Our goal is to expand our portfolio of nutritional supplement products through acquisition of existing companies and/or products serving niche segments of the industry. New products must be introduced in a timely and regular basis to maintain distributor and consumer interest and appeal to varying consumer preferences.

         We believe that any future success of our company will depend, in part, on our ability to anticipate changes in consumer preferences and acquire, manage, develop and introduce, in a timely manner, new products that adequately address such changes. If we are unable to develop and introduce new products or if our new products are not successful, our sales may be adversely affected as customers seek competitive products. In addition, our introduction or our announcement of new products could result in a reduction in sales of our existing products, requiring us to carefully manage product introductions in order to minimize disruption in sales of our existing products. Any reduction in purchases or consumption of our existing products could have a material adverse effect on our business, operating results and financial condition.

COMPETITION

         The business of developing, manufacturing and selling dietary and nutritional supplements is highly competitive. Certain of the Company's competitors are larger than the Company, have resources greater than those of the Company and are more vertically integrated.

AVAILABILITY OF RAW MATERIALS

         Substantially all of the Company's products contain ingredients and raw materials that are harvested by and obtained from third-party suppliers, and many of the ingredients are harvested internationally and/ or on a seasonal basis. Although the Company currently utilizes several suppliers for these ingredients and such ingredients are generally available from numerous sources, an unexpected interruption of supply, such as a harvest failure or poor weather conditions, could have a material adverse effect on the Company's results of operations and financial condition.

PRODUCT LIABILITY

         The Company, like other manufacturers of products that are ingested, faces the risk of exposure to product liability claims in the event that the use of its products results in injury. There can be no assurance that the Company will not be held liable for damages under any lawsuit or whether lawsuits will be filed against the Company as a result of products manufactured by the Company. Although the Company has never been a party to a product liability claim which had a material adverse effect on the Company's results of operations or financial condition, there can be no assurance that additional claims in the future will not have such a material adverse effect. The Company maintains product liability insurance. There can be no assurance that such insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover future liabilities, if any.

ENVIRONMENTAL LIABILITIES AND REGULATIONS

         The Company's operations may be subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge and disposal of hazardous substances and the remediation of environmental contamination. The Company believes that it is in material compliance with such laws and is not subject to any material liabilities under environmental law. Although the Company has never been party to an administrative or judicial proceeding relating to environmental matters that had a material adverse effect on its results of operations or financial condition, there can be no assurance as to whether the Company will be subject to environmental claims in the future. In addition, the Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what unknown environmental conditions may be found to exist on its properties. Compliance with more stringent laws or regulations could require additional expenditures by the Company.

GOVERNMENT REGULATIONS; ADVERSE PUBLICITY

         The manufacturing, processing, formulating, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the U.S. Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC") and the Environmental Protection Agency (the "EPA"). The Company's activities are also regulated by various agencies of the states, localities and foreign countries to which the Company's products are distributed and in which the Company's products are sold.

         The composition and labeling of dietary supplements, which comprise a portion of the Company's products, are most actively regulated by the FDA under the provisions of the Federal Food, Drug, and Cosmetic Act (the "FFDC"). The FFDC has been revised in recent years by the Nutrition Labeling and Education Act of 1990 (the "NLEA") and the Dietary Supplement Health and Education Act of 1994 (the "DSHEA"). In the judgment of the Company these regulatory changes are generally favorable to the dietary supplement industry.

         The FDA recently finalized regulations implementing certain labeling provisions of the DSHEA. In addition, further labeling requirements may be proposed by the FDA in response to a report issued in November 1997 by the presidentially-appointed Commission on Dietary Supplement Labels. The Company cannot determine what effect such regulations, if promulgated, will have on its business in the future.

OUR INTELLECTUAL PROPERTY IS DIFFICULT TO PROTECT.

         We rely on a combination of trade secrets, contracts, and patent, copyright and trademark law protection to establish and protect the intellectual property rights that are so critical to our success. We cannot guarantee, however, that we will be able to protect our technology adequately or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Litigation in the United States or abroad may be necessary to enforce our patent or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if successful, could result in substantial costs to us and diversion of our resources. This in turn could have a material adverse effect on our results of operations and financial condition. Additionally, if any claims are asserted against us, we may seek to obtain a license under the third party's intellectual property rights. Based on these facts, we are not in a position to know however whether a license would be available on terms acceptable or favorable to us, if at all.

THE COMPANY MAY IN THE FUTURE SELL ADDITIONAL UNREGISTERED CONVERTIBLE SECURITIES, POSSIBLY WITHOUT LIMITATIONS ON THE NUMBER OF SHARES OF COMMON STOCK THE SECURITIES ARE CONVERTIBLE INTO, WHICH COULD DILUTE THE VALUE OF THE HOLDINGS OF CURRENT STOCKHOLDERS AND HAVE OTHER DETRIMENTAL EFFECTS ON YOUR HOLDINGS.

         We have relied on the private placement of secured convertible debentures to obtain working capital and may continue to do so in the future. As of this date, we have outstanding $1,905,308 of 10% convertible debentures owing to Cornell. The debentures provide that principal and interest due on the note can be converted into shares of our Class A Common Stock. In the event of our voluntary or involuntary liquidation while the secured convertible debentures are outstanding, the holders of those securities will be entitled to a preference in distribution of our property.

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

         Our existing convertible obligations are convertible pursuant to the formula provided in the Amended and Restated Secured Convertible Debenture. Cornell shall be entitled to convert in whole or in part, at any time and from time to time, any amount of principal and accrued interest at a price equal to 90% of the lowest closing bid price of the Common Stock during the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP. As a result, we could issue shares of our Class A Common Stock for at least a 10% discount to current market prices during any 30 trading day period.

         If the market price of our Class A Common Stock decreases and we have a conversion of our convertible obligations, we may have to issue an increased number of shares to the holders of our convertible obligations. Any sale of convertible obligations may result in a very large conversion at one time. Pursuant to the terms of the Amended and Restated Secured Convertible Debenture with Cornell, a holder of the debenture may not convert its Debenture or receive shares of Common Stock as payment of interest hereunder to the extent such conversion or receipt of such interest payment would result in the holder of the debenture beneficially owning in excess of 4.9% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest on, this Debenture. If we do not have a sufficient number of shares to cover the conversion, we may have a risk of a civil lawsuit.

IF THE COMPANY LOSES THE SERVICES OF ANY KEY PERSONNEL, INCLUDING OUR CHIEF EXECUTIVE OFFICER OR OUR DIRECTORS, OUR BUSINESS MAY SUFFER.

         We are dependent on our key officers and directors, including Jerome R. Mahoney, our Non-executive Chairman of the Board and Mark Meller, our President, Chief Executive Officer and Chief Financial Officer.

         We are also dependent on George Kontonotas and Dr. Joseph Freedman, President and Vice-President, respectively, of Genotec Nutritionals, Inc. The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement.

OUR FUTURE BUSINESS ACQUISITIONS MAY BE UNPREDICTABLE AND MAY CAUSE OUR BUSINESS TO SUFFER.

         We will seek to expand our operations through the acquisition of additional nutritional supplement and nutraceutical businesses. We may not be able to identify, successfully integrate or profitably manage any such businesses or operations. The proposed expansion may involve a number of special risks, including possible adverse effects on our operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on our financial condition and results of operations. In addition, if competition for acquisition candidates or assumed operations were to increase, the cost of acquiring businesses or assuming customers' operations could increase materially. Our inability to implement and manage our expansion strategy successfully may have a material adverse effect on our business and future prospects. Furthermore, through the acquisition of additional dietary supplement and nutraceutical businesses, we may effect a business acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth.

MEMBERS OF THE COMPANY'S BOARD OF DIRECTORS AND MANAGEMENT MAY HAVE CONFLICTS OF INTEREST; THE COMPANY DOES NOT HAVE ANY FORMAL PROCEDURE FOR RESOLVING CONFLICTS IN THE FUTURE.

         After the reverse merger with OldMM2, Mr. Mahoney, a member of the board of directors, and Mr. Meller, President and Chief Executive Officer, each owned 38% of the outstanding shares of our Class A Common shares and each has the right to convert 5,000,000 shares of Class B Common Stock which are convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by 50% of the lowest price that we had ever issued its Class A Common Stock. In addition, Mr. Mahoney and Mr. Meller have the right to convert the amount of all accrued and unpaid deferred compensation into shares of Class A Common and/or Class B Common Stock for each dollar of accrued and unpaid deferred compensation. There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney and Mr. Meller upon the conversion of this indebtedness. In addition, we anticipate that Mr. Mahoney and Mr. Meller, the non-executive Chairman of the Board and President and Chief Executive Officer of the Company, respectively, will also continue to serve in their current management positions of other companies. Mr. Mahoney is Chairman and Chief Executive Officer of iVoice, Inc. ("iVoice"). He is also the Non-Executive Chairman of Trey Resources, Inc. ("Trey") and SpeechSwitch, Inc. ("SpeechSwitch"), and is President and Chief Executive Officer of iVoice Technologies, Inc. (iVoice Tech"). Mr. Meller is

Chief Executive Officer of Trey. These relationships could create, or appear to create, potential conflicts of interest when our directors and management are faced with decisions that could have different implications for the Company, iVoice, Trey, SpeechSwitch, and iVoice Tech. For example, Mr. Mahoney and/or Mr. Meller may experience conflicts of interest with respect to the allocation of their time, services and functions among the companies named above, the Company and any other projects. Other examples could include potential business acquisitions that would be suitable for the Company, iVoice, Trey, SpeechSwitch, or iVoice Tech, or activities undertaken by iVoice, Trey, SpeechSwitch, or iVoice Tech in the future that could be in direct competition with the Company. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of the Company. Furthermore, we do not have any formal procedure for resolving such conflicts of interest should they arise.

THE COMPANY'S STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE BUSINESSES.

         In July 2006 and as subsequently amended in January 2007, we entered into a Securities Purchase Agreement with Cornell to purchase $2.5 million of convertible debentures from the Company. If working capital or future acquisitions are financed through the issuance of equity securities, our stockholders would experience significant dilution. In addition, the conversion of outstanding debt obligations into equity securities would have a dilutive effect on our shareholders. Further, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our Class A Common Stock.

         If we cannot satisfy the registration requirements of the Securities Purchase Agreement with Cornell and they do not purchase the balance of the convertible debentures, then we will not have sufficient capital resources to conduct our business on a long-term basis, which would have a material adverse effect on us and our financial condition. Management believes that its going-forward expenses over the next 12 months will be approximately $1,250,000 and we expect to have aggregate liabilities of approximately $5,250,000, which includes salaries for officers, employees and professionals over the next 12 months. Management has no current plan to purchase additional equipment or services. Management believes that the deficiency between our expenses and net revenues will be more than covered by the cash available from the proceeds of the Securities Purchase Agreement. If there are additional deficiencies that are in excess of the proceeds of the Securities Purchase Agreement, and we are unable to obtain funds from an equity line of credit, management believes that we can limit our operations, defer payments to management and maintain our business at nominal levels until we can identify alternative sources of capital.

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

         Mr. Mahoney and Mr. Meller each own 38% of the Company's Class A Common Stock and 50% of the Company's Class B Common Stock, and will, upon the successful completion of the registration of our stock, further have the right to convert approximately $1,090,000 of indebtedness each into approximately 1,090,000 shares of our Class B Common Stock, which Class B Stock is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 50% discount of the lowest price at which we had ever issued our Class A Common Stock. There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney or Mr. Meller upon the conversion of this indebtedness. Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. If Mr. Mahoney or Mr. Meller converts his indebtedness into 1,090,000 shares of Class B Common Stock, they will each have voting rights equal to 109,000,000 shares of Class A Common Stock and will have control over the management and direction of the Company, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders.

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


THE INVESTORS HOLDING OUR CONVERTIBLE DEBENTURES WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR CLASS A COMMON STOCK.

         The Class A Common Stock to be issued upon conversion of the Cornell Debentures will be issued at a 10% discount to the lowest closing bid price of our Class A Common Stock during the 30 trading days immediately preceding the conversion date. These discounted sales could cause the price of our Class A Common Stock to decline. Further, because Cornell will acquire our Class A Common Stock under the Cornell Debentures at a discount to the then current market price, it will have an incentive to sell immediately in order to realize a gain on the difference. This incentive to sell immediately into the public market to realize a gain on the difference accelerates if the market price of our Class A Common Stock declines. [See "Liquidity and Capital Resources" in
Item 6. Management's Discussion and Analysis or Plan of Operation.]

THE INVESTORS HOLDING OUR CONVERTIBLE DEBENTURES INTEND TO SELL THEIR SHARES OF CLASS A COMMON STOCK IN THE PUBLIC MARKET, WHICH SALES MAY CAUSE OUR STOCK PRICE TO DECLINE.

         The investors holding our convertible debentures intend to sell the shares of Class A Common Stock in the public market. That means that up to approximately 350.5 million shares of Class A Common Stock may be sold. Such sales may cause our stock price to decline.

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

FUTURE SALES OF OUR CLASS A COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

         The sale of a large number of our shares, or the perception that such a sale may occur, could lower our stock price. Such sales could make it more difficult for us to sell equity securities in the future at a time and price that we consider appropriate. As of September 21, 2007, approximately 139,007,153 shares of our Class A Common Stock could be considered "restricted securities" and saleable only upon registration under the Securities Act of 1933, as amended (the "Securities Act"), upon compliance with Rule 144 of the Securities Act, or pursuant to another exemption from registration.

ISSUANCE OF OUR RESERVED SHARES OF CLASS A COMMON STOCK MAY SIGNIFICANTLY DILUTE THE EQUITY INTEREST OF EXISTING STOCKHOLDERS.

         We have reserved for issuance shares of our Class A common stock upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding. Issuance of these shares will have the effect of diluting the equity interest of our existing stockholders and could have an adverse effect on the market price for our Class A common stock. As of September 21, 2007, we had all of our remaining 298,244,699 authorized shares available for future issuance.



ITEM 2.  DESCRIPTION OF PROPERTY.

         We do not own any real property for use in our operations or otherwise.

         Our executive offices are located at 5 Regent Street, Suite 520, Livingston, NJ 07039 and our telephone number is (732) 290-0019. However, the Company does not have a lease or pay rent for these offices which are located within the corporate offices of other companies which are associated with Mark Meller, the President and Chief Executive Officer of the Company.

         On February 1, 2005, our wholly owned subsidiary, Genotec Nutritionals amended its operating lease for office and warehouse space at 450 Commack Road, Deer Park, NY. The term of the lease is four years commencing March 1, 2005. Monthly base rental payments under the new lease range from $3,067 to $3,354 per month. We are required to pay property taxes, utilities, insurance and other costs relating to the leased facilities to include allocated common area maintenance charges, snow removal charges and landlord insurance charges as deemed necessary. We use these facilities to house our subsidiary operations and believe this facility is suitable for such purpose.

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

                                              High                    Low
                                              ----                    ---
         FISCAL YEAR 2006

         First Quarter                        $0.120                 $0.055
         Second Quarter                       $0.070                 $0.070
         Third Quarter                        $0.100                 $0.050
         Fourth Quarter                       $0.100                 $0.050

         FISCAL YEAR 2007

         First Quarter                        $0.065                 $0.020
         Second Quarter                       $0.140                 $0.020
         Third Quarter                        $0.085                 $0.025
         Fourth Quarter                       $0.060                 $0.012


HOLDERS OF COMMON EQUITY.

         As of October 9, 2007, the number of record holders of our common shares was approximately 108.

DIVIDEND INFORMATION.

         To date, the Company has never paid a cash dividend. We have no plans to pay any cash dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

EQUITY COMPENSATION PLAN

         As of June 30, 2007, the Company did not have any Equity Compensation Plans.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         This discussion and analysis of our financial condition and results of operations includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as "we" "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate.

         You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this filing as well as our audited statements and related notes for the fiscal year ended June 30, 2006 filed with Form 10-KSB. The following discussion contains forward-looking statements. Please see "Forward Looking Statements - Cautionary Factors" for a discussion of uncertainties, risks and assumptions associated with these statements.

PLAN OF OPERATION

         On September 21, 2006, the Company completed the acquisition Genotec Nutritionals, Inc., a distributor and marketer of nutritional supplements. The Company intends to develop businesses in the nutraceutical market via internal growth and product development, and by acquisition of other companies that operate in that market. The Company does retain the right and flexibility, however, to complete acquisition or merger transactions in other markets or industries.

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

MERGERS AND ACQUISITIONS

         On September 21, 2006, the Company completed the previously announced acquisition of Genotec Nutritionals, Inc, a New York based manufacturer and distributor of nutritional supplements. The Company issued 10,000,000 shares of its Class A Common Stock as part of the purchase price. The Company also purchased $75,000 of Genotec's Series A Convertible Preferred Stock, which represented working capital for the new subsidiary.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2007 COMPARED TO YEAR ENDED JUNE 30, 2006

         Prior to the acquisition of Genotec Nutritionals, Inc ("Genotec") on September 21, 2006, the Company had no sales and limited operations. Consequently, comparison of the current period results to prior period results may not be meaningful.

         Total sales for the year ended June 30, 2007 and 2006 were $1,493,174 and $0, respectively. The increase in sales in 2007 was derived from the sales of nutritional supplements by our wholly owned subsidiary, Genotec. Approximately 40% of the current year sales were derived from a new fish oil product that was introduced in the fourth quarter of the year by Genotec. Sales of Genotec's new diet products, introduced towards the end of the Company's fiscal third quarter, had moderate success in its first few months of availability and represented approximately 6% of sales. Of the remaining sales, approximately 23% were from sales of nutritional products resold to veterinarians.

         Cost of sales for the year ended June 30, 2007 and 2006 were $898,770 and $0, respectively. The costs in 2007 represent the costs of bulk supplies of raw ingredients, capsules and sealed powders, bottles, caps, shipping containers, packaging and shipping of nutritional supplements by Genotec. Of these costs, approximately 56% were related to the fish oil sales and approximately 1% was related to the new diet product sales. Of the remaining costs, 25% relate to the sales of nutritional products to veterinarians.

         Total operating expenses for the year ended June 30, 2007 and 2006, were $1,936,078 and $762,083, respectively. The increase of $1,173,995 was primarily due to the effect of the Genotec acquisition for approximately $568,000 and increases in headquarters expenses for professional and consulting fees related to the acquisitions and product development of approximately $235,000, increases in executive salaries and benefits of approximately $66,000, an increase in accounting fees for audit and review work associated with being a public reporting company of approximately $28,000, an increase in insurance premiums of approximately $14,000 and an impairment of Goodwill of $250,490. The most significant portion of the Genotec expenses were related to payroll expenses of $311,287, advertising and marketing expenses of $128,705 and rent and utilities of $57,326.

         Total other (income) expense for the year ended June 30, 2007 was an expense of $3,945,668. This total was comprised of a loss on revaluation of derivatives of $2,723,577, amortization of the discount on debt conversion of $737,128, write-off of financing costs of $369,625, liquidated damages of $233,849 and interest expense of $156,091. These amounts are offset by consulting income of $210,000 on the Deep Field Consulting Agreement, interest income of $24,410 and gain on disposition of derivative liability of $40,192. The other expense for the year ended June 30, 2006 was an expense of $1,649,488. This total was comprised of amortization of the discount on debt conversion of $500,000, interest expense of $146,702, liquidated damages $25,000 and write-off of financing costs of $1,005,004 on the warrants issued to Cornell Capital. These amounts are offset by interest income of $27,218. Interest expense is related to accrued interest on the Cornell Debentures and interest income is related to interest on the cash accounts. Liquidated damages are amounts due on the delay in registering shares of the Company's Class A common stock issuable to Cornell Capital pursuant to the terms of the Investors Registration Rights Agreement.

         Net loss from operations for the year ending June 30, 2007 and 2006, was $5,287,342 and $2,411,571, respectively, as the result of the factors discussed above. Comparison of the current period to the prior period may not be meaningful for the reasons discussed above.

MATERIAL CUSTOMERS

         During the year ended June 30, 2007, we had a substantial quantity of sales to a relatively few customers. Sales of our fish oil product were to a single customer which represented approximately 40% of our sales and sales of nutritional product to the veterinary reseller accounted for another 23%. These two customers also account for 87% of the outstanding accounts receivable. While we strive to expand our customer base, we may continue to rely on these customers to provide us with a steady source of funds.

CRITICAL VENDORS

         During the year ended June 30, 2007, we purchased a substantial quantity of raw materials from just four vendors. Purchases for our fish oil product were from two vendors who provided separate components and these combined costs represented 56% of our total cost of sales. Substantially all the raw material purchases needed for our nutritional product sales are provided by two vendors and these represent 25% of out total cost of sales. These two vendors are also competitors in the marketplace. These four vendors also account for 88% of our accounts payable. Although the Company currently utilizes just four suppliers for these raw materials and such raw materials are generally available from numerous sources, an unexpected interruption of supply, such as a harvest failure or poor weather conditions, could have a material adverse effect on the Company's results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

         On April 1, 2005, and as subsequently amended on July 20, 2006 and January 4, 2007, the Company had entered into a Securities Purchase Agreement with certain investors for the sale of $2,500,000 in convertible debentures. On April 1, 2005, the Company issued $1,250,000 of secured convertible debentures (the "1st closing") pursuant to the Securities Purchase Agreement. On January 4, 2007, we issued a second secured convertible debenture in the principal amounts of $625,000 (the "2nd closing"). An additional sale of $625,000 in convertible debentures (the "3rd closing") shall be funded two (2) business days prior to the date the registration statement is declared effective by the SEC. These debentures will be convertible into Class A common stock at the discretion of the holders. These transactions will require the Company to register for resale a number of shares to facilitate these financial transactions.

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

         To date, the Company has incurred substantial losses, and will require financing for working capital to meet its operating obligations. While we have raised sufficient working capital to fund our operations for what we believe should be sufficient for the next twelve months, we will subsequently need to raise additional capital to fund our future operations. We anticipate that we will require financing on an ongoing basis for the foreseeable future to fund our working capital needs.

         During the years ended June 30, 2007 and June 30, 2006, the Company had a net decrease in cash of $46,999 and $530,201, respectively. The Company's principal use of funds during these periods was as follows:

         CASH FLOWS FROM OPERATING ACTIVITIES. The Company used $669,803 in cash for operations in the year ended June 30, 2007, a decrease of $140,158 compared to $529,645 in cash used for operations in the year ending June 30, 2006. The decrease in cash used in operations in 2007 was primarily the result of higher net cash loss (net loss after adding back non-cash items but before considering changes in certain assets and liabilities) of $1,213,218, an increase in accounts receivable of $416,378 and an increase inventory of $167,506. These were offset by a favorable change in prepaid expenses of $10,784, increases in accounts payable and accrued liabilities of $866,097 and increases in related party accounts of $250,428. The decrease in cash used in operations in 2006 was primarily the result of net cash loss of $905,681 and an increase in prepaid expenses of $43,026. These were offset by increases in accounts payable and accrued liabilities of $145,988 and increases in related party accounts of $273,074.

         CASH FLOWS FROM INVESTING ACTIVITIES. The Company used cash of $2,196 for investing activities in the year ended June 30, 2007 for the purchase of new office computer equipment for Genotec following the acquisition. The Company used cash of $556 for investing activities in the year ended June 30, 2006 to upgrade the computers for the home office.

         CASH FLOWS FROM FINANCING ACTIVITIES. The Company provided $625,000 cash from financing in the year ended June 30, 2007. This represented the proceeds from the sale of a $625,000 Secured Convertible Debenture to Cornell Capital Partners.

OFF-BALANCE SHEET ARRANGEMENTS

         During fiscal year ended June 30, 2007, the Company did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.


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

         Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the period ended June 30, 2007, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weakness in our internal controls:

         A material weakness in the Company's internal controls existed as of June 30, 2007. The material weakness was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is the result of the Company's limited number of employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

         Subsequent to the notification from our independent registered public accounting firm, our chief executive officer evaluated our internal controls and concurred that our disclosure controls and procedures have not been effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

CHANGES IN INTERNAL CONTROLS.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules ss.240.13a-15(e) or 240.15d-15(e) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-KSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                                            Period Served as
         Name                 Age     Position              Officer\Director
         ----                 ---     --------              ----------------
         Jerome R. Mahoney    47      Non-Executive         10-19-05 to present
                                      Chairman of the
                                      Board of Directors

         Mark Meller          48      President,            10-19-05 to present
                                      Chief Executive
                                      Officer, Chief
                                      Financial Officer
                                      and Director

         JEROME R. MAHONEY. Mr. Mahoney has been our Non-Executive Chairman of the Board of Directors since October 19, 2005. Mr. Mahoney started at Executone Information Systems, a telephone systems manufacturer, and was Director of National Accounts from 1988 to 1989. In 1989, Mr. Mahoney founded Voice Express, Inc., a New York company that sold voicemail systems and telephone system service contracts and installed these systems. Mr. Mahoney sold Voice Express Systems in 1993. From 1993 to 1997, Mr. Mahoney was President of IVS Corp., and on December 17, 1997, he established International Voice Technologies, which was merged with iVoice, Inc. on May 21, 1999. Since May 21, 1999, Mr. Mahoney has served as President and CEO of iVoice, Inc. Since January 2003 Mr. Mahoney has been Non-Executive Chairman of the Board of Directors of Trey Resources, Inc. Mr. Mahoney serves as Non-Executive Chairman of the Board of SpeechSwitch, Inc., Matawan, New Jersey, and has held this position since November 10, 2004. Mr. Mahoney is the President, Chief Executive Officer, Chief Financial Officer and Secretary of iVoice Technology, Inc, Matawan, NJ, and has held this position since August 30, 2006. Mr. Mahoney was also the Non-Executive Chairman of the Board of Deep Field Technologies, Inc., Matawan, New Jersey, until January 27, 2007. Mr. Mahoney received a B.A. in finance and marketing from Fairleigh Dickinson University, Rutherford, N.J. in 1983.

         MARK MELLER. Mr. Meller has been the President, Chief Financial Office and Director since October 19, 2005. From October 1, 2004 until January 27, 2007, Mr. Meller was the President, Chief Executive

Officer, Chief Financial Officer and Director of Deep Field Technologies, Inc. From August 29, 2005 until August 29, 2006, Mr. Meller served as President, Chief Executive Officer and Chief Financial Officer of iVoice Technology, Inc. Since September 15, 2003, Mr. Meller has been the President and Chief Executive Officer of Trey Resources, Inc. Since 1988, Mr. Meller has been Chief Executive Officer of Bristol Townsend & Co., Inc., a New Jersey based consulting firm providing merger and acquisition advisory services to middle market companies. From 1986 to 1988, Mr. Meller was Vice President of Corporate Finance and General Counsel of Crown Capital Group, Inc, a New Jersey based consulting firm providing advisory services for middle market leveraged buy-outs (LBO's). Prior to 1986, Mr. Meller was a financial consultant and practiced law in New York City. He is a member of the New York State Bar.

         There are no agreements or understandings for the officer or directors to resign at the request of another person and the above-named officers and director is not acting on behalf of nor will act at the direction of any other person. As of the fiscal year ended June 30, 2007, the Company has an audit committee in place and has one non-executive member of the Board of Directors.

         There are no family relationships among the directors or executive officers.

         For the year ended June 30, 2007, the Board held no meetings. In addition, the Board acted through written unanimous consent in lieu of a meeting on twelve occasions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         No person who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to section 12 ("Reporting Person") failed to file on a timely basis the necessary reports, on Forms 3, 4, or 5, as required by section 16(a) of the Exchange Act during the most recent fiscal year except for Jerome Mahoney and Mark Meller who will file their respective Form 4 within ten days of the filing of this Report.

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

AUDIT COMMITTEE

         During fiscal year 2007, Jerome Mahoney and Mark Meller served on the Audit Committee. The Audit Committee currently consists of Messrs. Mahoney and Meller, with Mr. Mahoney serving as the Chairman of the committee. The Audit Committee has no independent members and no member that may deemed a financial expert as defined in ss.228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. The Company has been unable to attract a financial expert to sit on its Board of Directors. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing or accounting. The Audit Committee met once in 2007. The Board of Directors approved an Audit Committee Charter on October 13, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

         The following is the Audit Committee's report submitted to the Board of Directors for the fiscal year ended June 30, 2007. The Audit Committee has:

         o reviewed and discussed the Company's audited financial statements with management and Bagell, Josephs, Levine & Company, L.L.C., the Company's independent accountants;
         o discussed with Bagell, Josephs, Levine & Company, L.L.C. the matters required to be discussed by Statement on Auditing Standards No. 61, as may be modified or supplemented; and
         o received from Bagell, Josephs, Levine & Company, L.L.C. the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed the auditors' independence with them; and
         o been advised on October 13, 2007 by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of audit procedures for the year ended June 30, 2007, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

         Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, for filing with the Securities and Exchange Commission.

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

                           SUMMARY COMPENSATION TABLE


                                                       All Other       Total
Name and Position(s)           Year      Salary($)   Compensation   Compensation
--------------------           ----      ---------   ------------   ------------
Mark Meller                    2007(1)   $231,917     $25,902(3)      $257,819
   President, Chief            2006(2)   $210,833     $25,704(3)      $236,537
   Executive Officer,
   Chief Financial Officer
   and Director


(1) Reflects total compensation paid or accrued by the Company.
(2) Reflects total compensation paid or accrued by the Company and Old MM2.
(3) Health insurance and travel allowances paid or accrued pursuant to employment agreements.


COMPENSATION OF DIRECTORS

         The following table sets forth compensation information for services rendered by our directors during the last completed fiscal year. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred. Our directors did not receive any bonus, stock awards, option awards, non-equity incentive plan compensation, or nonqualified deferred compensation earnings during the last completed fiscal year.

                              DIRECTOR COMPENSATION

                                                      All Other        Total
Name and Position(s)         Year       Salary($)   Compensation    Compensation
--------------------         ----       ---------   ------------    ------------
Jerome R. Mahoney
  Non-Executive              2007(1)    $231,917     $25,902(2)       $257,819
  Chairman of the Board
  Of Directors


(1) Reflects total compensation paid or accrued by the Company.
(2) Health insurance and travel allowances paid or accrued pursuant to employment agreements.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following tables set forth certain information regarding the beneficial ownership of our voting securities as of October 12, 2007 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of October 12, 2007 there were a total of 151,755,301 shares of Class A common stock outstanding and 10,000,000 shares of Class B common stock outstanding. Each share of Class A common stock is entitled to one vote and each share is Class B common stock is entitled to 100 votes on matters on which holders of common stock are eligible to vote.

         The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of October 12, 2007, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

                           OWNERSHIP OF COMMON STOCK

                                                                       Common Stock
                                                                    Beneficially Owned
                                                               ---------------------------
Name/Address                         Title of Class               Number          Percent
-------------------------------      --------------------      --------------    ---------
Jerome R. Mahoney (Chairman)         Class A Common Stock      721,046,064(1)       88.4%
c/o MM2 Group, Inc.                  Class B Common Stock        5,000,000           50.0%
5 Regent Street, Suite 520
Livingston, New Jersey  07039

Mark Meller (President)              Class A Common Stock      721,070,450(2)       88.4%
c/o MM2 Group, Inc.                  Class B Common Stock        5,000,000           50.0%
5 Regent Street, Suite 520
Livingston, New Jersey  07039

Cornell Capital Partners, LP         Class A Common Stock      350,484,295(3)       71.2%
101 Hudson Street, Suite 3700
Jersey City, New Jersey 07302

Director and executive officer
as a group                           Class A Common Stock    1,442,116,514           97.5%
                                     Class B Common Stock       10,000,000          100.0%

--------------------
(1) Includes a) 46,283,333 shares of our Class A common stock issuable upon conversion of $374,895 due to related party accounts with Mr. Mahoney,
         (b) 617,283,951 shares of our Class A common stock issuable upon conversion of 5,000,000 shares of our Class B common stock owned by Mr. Mahoney and (c) 57,478,780 shares of our Class A common stock owned by Mr. Mahoney. Mr. Mahoney has agreed to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that the Company had ever issued its Class A Common Stock.

(2) Includes a) 46,283,333 shares of our Class A common stock issuable upon conversion of $374,895 due to related party accounts with Mr. Meller,
         (b) 617,283,951 shares of our Class A common stock issuable upon conversion of 5,000,000 shares of our Class B common stock owned by Mr. Meller and (c) 57,503,166 shares of our Class A common stock owned by Mr. Meller. Mr. Meller has agreed to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that the Company had ever issued its Class A Common Stock.

(3) Includes a) 319,459,786 shares of our Class A common stock issuable upon conversion of $2,044,543 of Cornell Convertible Debentures, b) 10,274,509 shares of our Class A common stock owned by Cornell Capital and c) 20,750,000 shares of our Class A common stock issuable upon conversion of the Cornell Warrants.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATED PARTY ACCOUNTS DUE

         Reference is made to the employment and other arrangements with Mr. Meller and Mr. Mahoney set forth under Item 10 Executive Compensation above. As of June 30, 2007, the Company has accrued $718,483 of deferred compensation for the Chairman and the President of the Company. These deferrals will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments. The Chairman and the President of the Company have further agreed, however, to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.



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

10.15 Convertible Debenture Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated April 1, 2005.
10.16 Standby Equity Distribution Agreement Registration Rights Agreement with Cornell Capital Partners, LP dated April 1, 2005.
10.17 Convertible Debenture Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated April 1, 2005.
10.18    Assignment and Assumption Agreement and Consent
10.19 Waiver and Extension Agreement with Cornell Capital Partners, LP dated March 16, 2006.
10.20    Warrant issued to Cornell Capital Partners, LP dated March 16, 2006.
10.21 Amendment No. 1 of the Investor Registration Rights Agreement with Cornell Capital Partners, LP dated March 16, 2006.
10.22    Termination Agreement with Cornell Capital Partners, LP dated July 20,
         2006.
10.23 Amended and Restated Secured Convertible Debenture issued to Cornell Capital Partners, L.P. dated July 20, 2006.
10.24 Amended and Restated Warrant to Purchase Common Stock issued to Cornell Capital Partners, L.P. dated July 20, 2006.
10.25 Secured Convertible Debenture issued to Cornell Capital Partners, LP dated January 4, 2007.
10.26 Amended and Restated Securities Purchase Agreement with Cornell Capital Partners, L.P. dated July 20, 2006.
10.27 Amended and Restated Investor Registration Rights Agreement with Cornell Capital Partners, L.P. dated July 20, 2006.
10.28 Amended and Restated Security Agreement with Cornell Capital Partners, L.P. dated July 20, 2006.
10.29 Irrevocable Transfer Agent Instructions with Fidelity Transfer Company dated July 20, 2006.
10.30 Asset Purchase Agreement dated September 21, 2006 by and among Genotec Nutritionals, Inc., a Delaware corporation, George Kontonotas, an individual, Joseph Freedman, an individual, Susan Blancato, an individual, MM2 Group, Inc., a New Jersey corporation and Genotec Acquisition Corporation.
10.31 Employment Agreement dated September 21, 2006 by and between Genotec Acquisition Corporation and George Kontonotas.
10.32 Employment Agreement dated September 21, 2006 by and between Genotec Acquisition Corporation and Joseph Freedman.
10.33 Employment Agreement dated September 21, 2006 by and between Genotec Acquisition Corporation and Susan Blancato.
10.34 Strategic Alliance Agreement between MM(2) Group, Inc. and UTEK Corporation dated July 25, 2006.
10.35 Marketing Agreement dated November 14, 2006 by and between Genotec Nutritionals and William Maier c/o Atlantic Television Marketing, Inc.
10.36 Consulting Agreement dated December 13, 2006 by and between Genotec Nutritionals and Dr. Belinky.
10.37 Amendment Number 1 to Amended and Restated Securities Purchase Agreement with Cornell Capital Partners, L.P. dated January 4, 2007.

10.38 Amendment Number 1 to Amended and Restated Investor Registration Rights Agreement with Cornell Capital Partners, L.P. dated January 9, 2007.
10.39 Board of Scientific Advisors/Consulting Agreement dated February 9, 2007 by and between Genotec Nutritionals and Dr. Jeffrey Shapiro.
14       Code of Ethics
21*      Subsidiaries
31.1* Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1* Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------------
*Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended June 30, 2007 and June 30, 2006 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

         SERVICES                             2007             2006
         --------                           -------          -------
         Audit Fees                         $28,500          $27,250
         Audit - Related Fees               $ 5,000          $ 2,500
         Tax fees                           $ 3,000               --
         All Other Fees                          --               --
         Total                              $36,500          $29,750



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



MM2 Group, Inc.

By:      /s/ MARK MELLER                                        October 15, 2007
         ---------------
         Mark Meller
         President, Chief Executive Officer,
         Chief Financial Officer and Director




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Mark Meller                                        October 15, 2007
         ---------------
         Mark Meller
         President, Chief Executive Officer,
         Chief Financial Officer and Director


By:      /s/ Jerome R. Mahoney                                  October 15, 2007
         ---------------------
         Jerome R. Mahoney
         Non-executive Chairman of the Board

                                INDEX OF EXHIBITS

3.1      Certificate of Incorporation
3.2      Amendment to the Certificate of Incorporation
3.3      By-laws of the Company.
10.1     Acquisition Agreement dated July 8, 2005.
10.2     First Amendment to Acquisition Agreement dates October 11, 2005
10.3     Consulting Agreement with Stephen S. Wien dated October 11, 2005
10.4     Employment Agreement with Mark Meller dated December 15, 2004
10.5     Employment Agreement with Jerome Mahoney dated December 15, 2004
10.6 Securities Purchase Agreement with Cornell Capital Partners, LP dated April 1, 2005.
10.7 Investor Registration Rights Agreement with Cornell Capital Partners, LP dated April 1, 2005.
10.8     Standby Equity Distribution Agreement with Cornell Capital Partners,
         LP dated April 1, 2005.
10.9     Security Agreement with Cornell Capital Partners, LP, dated April 1,
         2005.
10.10 Secured Convertible Debenture issued to Cornell Capital Partners, LP dated April 1, 2005.
10.11    Warrant issued to Cornell Capital Partners, LP dated April 1, 2005.
10.12 Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated April 1, 2005.
10.13 Irrevocable Transfer Agent Instructions with Cornell Capital Partners, LP dated April 1, 2005.
10.14    Placement Agent Agreement with Monitor Capital Inc. dated April 1,
         2005.
10.15 Convertible Debenture Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated April 1, 2005.
10.16 Standby Equity Distribution Agreement Registration Rights Agreement with Cornell Capital Partners, LP dated April 1, 2005.
10.17 Convertible Debenture Escrow Agreement with Cornell Capital Partners, LP and David Gonzalez, Esq. dated April 1, 2005.
10.18    Assignment and Assumption Agreement and Consent.
10.19 Waiver and Extension Agreement with Cornell Capital Partners, LP dated March 16, 2006.
10.20    Warrant issued to Cornell Capital Partners, LP dated March 16, 2006.
10.21 Amendment No. 1 of the Investor Registration Rights Agreement with Cornell Capital Partners, LP dated March 16, 2006.
10.22    Termination Agreement with Cornell Capital Partners, LP dated July 20,
         2006.
10.23 Amended and Restated Secured Convertible Debenture issued to Cornell Capital Partners, L.P. dated July 20, 2006.
10.24 Amended and Restated Warrant to Purchase Common Stock issued to Cornell Capital Partners, L.P. dated July 20, 2006.
10.25 Secured Convertible Debenture issued to Cornell Capital Partners, LP dated January 4, 2007.
10.26 Amended and Restated Securities Purchase Agreement with Cornell Capital Partners, L.P. dated July 20, 2006.
10.27 Amended and Restated Investor Registration Rights Agreement with Cornell Capital Partners, L.P. dated July 20, 2006.

10.28 Amended and Restated Security Agreement with Cornell Capital Partners, L.P. dated July 20, 2006.
10.29 Irrevocable Transfer Agent Instructions with Fidelity Transfer Company dated July 20, 2006.
10.30 Asset Purchase Agreement dated September 21, 2006 by and among Genotec Nutritionals, Inc., a Delaware corporation, George Kontonotas, an individual, Joseph Freedman, an individual, Susan Blancato, an individual, MM2 Group, Inc., a New Jersey corporation and Genotec Acquisition Corporation.
10.31 Employment Agreement dated September 21, 2006 by and between Genotec Acquisition Corporation and George Kontonotas.
10.32 Employment Agreement dated September 21, 2006 by and between Genotec Acquisition Corporation and Joseph Freedman.
10.33 Employment Agreement dated September 21, 2006 by and between Genotec Acquisition Corporation and Susan Blancato.
10.34 Strategic Alliance Agreement between MM(2) Group, Inc. and UTEK Corporation dated July 25, 2006.
10.35 Marketing Agreement dated November 14, 2006 by and between Genotec Nutritionals and William Maier c/o Atlantic Television Marketing, Inc.
10.36 Consulting Agreement dated December 13, 2006 by and between Genotec Nutritionals and Dr. Belinky.
10.37 Amendment Number 1 to Amended and Restated Securities Purchase Agreement with Cornell Capital Partners, L.P. dated January 4, 2007.
10.38 Amendment Number 1 to Amended and Restated Investor Registration Rights Agreement with Cornell Capital Partners, L.P. dated January 9, 2007.
10.39 Board of Scientific Advisors/Consulting Agreement dated February 9, 2007 by and between Genotec Nutritionals and Dr. Jeffrey Shapiro.
14       Code of Ethics
21*      Subsidiaries
31.1* Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1* Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------------
*  Filed herewith

                                 MM2 GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2007 AND 2006

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006


                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                   F-2


CONSOLIDATED FINANCIAL STATEMENTS

  Balance Sheets - June 30, 2007 and 2006                             F-3 to F-4

  Statements of Operations - For the years ended June 30, 2007
    and 2006                                                              F-5

  Statement of Stockholders' (Deficit) - For the years ended
    June 30, 2007 and June 30, 2006                                   F-6 to F-7

  Statements of Cash Flows - For the years ended June 30, 2007
    and 2006                                                         F-8 to F-10


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-11 to F-30

                     BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
                200 HADDONFIELD BERLIN ROAD, GIBBSBORO, NJ 08026
                       TEL: 856.346.2628 FAX: 856.346.2882

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
MM2 Group, Inc.
Matawan, New Jersey

We have audited the accompanying consolidated balance sheet of MM(2) Group, Inc., (the "Company") as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' (deficit), temporary equity and cash flows for each of the years in the two-year period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MM(2) Group, Inc., as of June 30, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company did not generate sufficient cash flows from revenues during the year ended June 30, 2007, to fund its operations. Also at June 30, 2007, the Company had negative net working capital of $6,883,800. The Company's net working capital position has continued to deteriorate into the quarter ended September 30, 2007. Unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company is likely to deplete its working capital during the next fiscal year. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          Bagell, Josephs, Levine & Company, LLC
Gibbsboro, New Jersey
October 9, 2007

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    JUNE 30,

ASSETS
------
                                                                                 2007            2006
                                                                             -----------     -----------
CURRENT ASSETS
Cash and cash equivalents                                                    $   457,599     $   504,598
Securities available for sale                                                    280,000            --
Accounts receivable, net                                                         595,380            --
Inventory                                                                        201,697            --
Prepaid expenses                                                                  91,531         131,416
                                                                             -----------     -----------
    Total current assets                                                       1,626,207         636,014
                                                                             -----------     -----------

PROPERTY AND EQUIPMENT, net                                                        4,287           3,416
                                                                             -----------     -----------

OTHER ASSETS
Goodwill, net                                                                       --              --
Deferred financing costs, net                                                     15,625            --
Deposits and other assets                                                          3,183            --
                                                                             -----------     -----------
    Total other assets                                                            18,808            --
                                                                             -----------     -----------

TOTAL ASSETS                                                                 $ 1,649,302     $   639,430
                                                                             ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                                        $ 1,136,074     $   181,280
Due to related parties                                                           718,483         468,055
Deferred income                                                                   70,000            --
Convertible debentures payable, net of discount of $1,049,627
  and $0, respectively                                                           855,681       1,250,000
Derivative liability                                                           4,510,332            --
Warrant liability                                                              1,009,437       1,005,004
                                                                             -----------     -----------
    Total current liabilities                                                  8,300,007       2,904,339
                                                                             -----------     -----------

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY
Common stock: Class B - no par value, authorized 50,000,000 shares;
     10,000,000 shares issued and outstanding                                        928              48
                                                                             -----------     -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                    JUNE 30,

                                                                                 2007            2006
                                                                             -----------     -----------
STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
   no shares issued and outstanding                                                --              --
Common stock:
   Class A - no par value; authorized 450,000,000 shares; 145,727,523
     and 123,315,251 shares issued and outstanding, respectively                 902,546           1,000
   Class B - no par value; authorized 50,000,000 shares; 10,000,000
     shares issued and outstanding                                                    72             952
Additional paid-in capital                                                       750,000         750,000
Accumulated deficit                                                           (8,304,251)     (3,016,909)
                                                                             -----------     -----------
   Total stockholders' deficit                                                (6,651,633)     (2,264,957)
                                                                             -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $ 1,649,302     $   639,430
                                                                             ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

                                                                                 2007            2006
                                                                             ------------    ------------
SALES, net                                                                   $  1,493,174    $       --

COST OF SALES                                                                     898,770            --
                                                                             ------------    ------------

GROSS PROFIT                                                                      594,404            --
                                                                             ------------    ------------

SELLING, GENERAL AND ADMINISTRATION EXPENSES
    Selling and marketing expenses                                                183,210            --
    General and administrative expenses                                         1,485,428         761,197
    Depreciation expenses                                                           1,325             886
    Impairment of goodwill                                                        250,490            --
    Amortization of financing costs                                                15,625            --
                                                                             ------------    ------------

  Total selling, general and administration expenses                            1,936,078         762,083
                                                                             ------------    ------------

LOSS FROM OPERATIONS                                                           (1,341,674)       (762,083)
                                                                             ------------    ------------

OTHER (INCOME) EXPENSES
    Other (income)                                                                (64,602)        (27,218)
    Consulting income, net of fair value adjustment                              (210,000)           --
    Interest expense                                                              156,091         146,702
    Liquidated damages                                                            233,849          25,000
    Loss on revaluation of derivatives                                          2,723,577            --
    Amortization of discount on debt conversion                                   737,128         500,000
    Write-off of deferred financing costs                                         369,625       1,005,004
                                                                             ------------    ------------

  Total other (income) expenses                                                 3,945,668       1,649,488
                                                                             ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                         (5,287,342)     (2,411,571)

PROVISION FOR INCOME TAXES                                                           --              --
                                                                             ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES                                         $ (5,287,342)   $ (2,411,571)
                                                                             ============    ============

NET LOSS PER COMMON SHARE
  Basic and diluted                                                          $      (0.04)   $      (0.02)
                                                                             ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                                                           140,061,371     123,315,251
                                                                             ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

                                                                                            Additional                    Total
                                          Common Stock Class A      Common Stock Class B     Paid In    Accumulated    Stockholders'
                                          Shares       Amount       Shares       Amount      Capital      Deficit        Deficit
                                        -----------   ---------   -----------   ---------   ---------   ------------   ------------
Balance, June 30, 2005, as
  originally reported                    10,000,100   $   1,000    40,000,000   $   1,000   $    --     $   (345,338)  $   (343,338)
Conversion options                             --          --            --          --       750,000           --          750,000
Additional financing costs                     --          --            --          --          --          (10,000)       (10,000)
Amortization of debt discount                  --          --            --          --          --         (250,000)      (250,000)
                                        -----------   ---------   -----------   ---------   ---------   ------------   ------------
Balance, June 30, 2005, restated         10,000,100       1,000    40,000,000       1,000     750,000       (605,338)       146,662
                                        -----------   ---------   -----------   ---------   ---------   ------------   ------------
Shares issued to Wien Group, Inc.
  shareholders prior to reverse merger    3,689,636      36,896          --          --       (36,896)          --             --
Net effect of reverse merge with
  MM2 Group, Inc                        109,625,515     (36,896)  (30,000,000)       --        36,896           --             --
Reclass to temporary equity                    --          --            --           (48)       --             --              (48)
Loss for the year ended June 30, 2006          --          --            --          --          --       (2,411,571)    (2,411,571)
                                        -----------   ---------   -----------   ---------   ---------   ------------   ------------
Balance, June 30, 2006                  123,315,251   $   1,000    10,000,000   $     952   $ 750,000   $ (3,016,909)  $ (2,264,957)
                                        ===========   =========   ===========   =========   =========   ============   ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

                                                                                            Additional                    Total
                                          Common Stock Class A      Common Stock Class B     Paid In    Accumulated    Stockholders'
                                          Shares       Amount       Shares       Amount      Capital      Deficit        Deficit
                                        -----------   ---------   -----------   ---------   ---------   ------------   ------------
Balance, June 30, 2006                  123,315,251   $   1,000    10,000,000   $     952   $ 750,000   $ (3,016,909)  $ (2,264,957)

Shares issued to Cornell Capital
  For previous commitments                5,000,000     325,000          --          --          --             --          325,000

Shares issued for debt conversion         3,086,420      50,000          --          --          --             --           50,000

Shares issued for services                4,325,852     226,546          --          --          --             --          226,546

Shares issued for acquisition of
  Genotec Nutritionals                   10,000,000     300,000          --          --          --             --          300,000

Reclass to temporary equity                    --          --            --          (880)       --             --             (880)

Loss for the year ended June 30, 2007          --          --            --          --          --       (5,287,342)    (5,287,342)
                                        -----------   ---------   -----------   ---------   ---------   ------------   ------------
Balance, June 30, 2007                  145,727,523   $ 902,546    10,000,000   $      72   $ 750,000   $ (8,304,251)  $ (6,651,633)
                                        ===========   =========   ===========   =========   =========   ============    ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006


                                                                               2007           2006
                                                                           -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
 Net loss                                                                  $(5,287,342)   $(2,411,571)
 Adjustments to reconcile net loss to net cash (used in)
   operating activities
      Depreciation                                                               1,325            886
      Impairment of goodwill                                                   250,490           --
      Stock issued for services                                                226,546           --
      Amortization of discount on debt conversion                              737,128        500,000
      Amortization of prepaid financing costs                                   15,625           --
      Loss on revaluation of derivatives                                     2,723,577           --
      Gain on disposition of derivative liability                              (40,192)          --
      Write-off of financing costs                                             369,625      1,005,004
      Securities received for consulting income                               (210,000)          --
 Changes in certain assets and liabilities:
      Accounts receivable                                                     (416,378)          --
      Inventory                                                               (167,506)          --
      Prepaid expenses and other assets                                         10,784        (43,026)
      Accounts payable and accrued liabilities                                 866,087        145,988
      Due to related parties                                                   250,428        273,074
                                                                           -----------    -----------
 Total cash (used in) operating activities                                    (669,803)      (529,645)
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                             (2,196)          (556)
                                                                           -----------    -----------
 Total cash (used in) investing activities                                      (2,196)          (556)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from debt financing                                                  625,000           --
                                                                           -----------    -----------
 Total cash provided by financing activities                                   625,000           --
                                                                           -----------    -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (46,999)      (530,201)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                  504,598      1,034,799
                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                    $   457,599    $   504,598
                                                                           ===========    ===========

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

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

For the year ended June 30, 2007, the Company:
----------------------------------------------

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

On September 21, 2006, the Company concluded the acquisition of Genotec Nutritionals, Inc. Pursuant to the Asset Purchase Agreement, the Company issued 10,000,000 shares of Class A common stock valued at $300,000 to George Kontonotas, Joseph Freedman, Susan Blancato, Michael Logerfo, Maureen McLaughlin, Paula Daddone, Maureen Bridges and Robert Blancato. The net effect on cash flows is as follows:

         Accounts receivable                              $  179,002
         Inventory                                            34,191
         Prepaid expenses                                      2,149
         Security deposit                                      3,183
         Goodwill                                            250,490
         Accounts payable and accrued expense               (169,015)
         Common stock                                       (300,000)
                                                          ----------
         Total                                            $      --
                                                          ==========

Issued 100,000 restricted shares of its Class A common stock with a total value of $4,000, to Dr. Yevsey Belinky for development of a new product line.

Issued 500,000 restricted shares of its Class A common stock with a total value of $25,000, to William Maier pursuant to his consulting agreement for product marketing services.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            MM2 GROUP, INC (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES (Continued)

For the year ended June 30, 2007, the Company (Continued):
----------------------------------------------------------

Issued 3,086,420 shares of Class A common stock to Cornell Capital Partners as repayment of principal on outstanding convertible debentures, valued at $50,000.

The Company received 4,000,000 shares of Class A common stock of Deep Field Technologies as compensation for consulting services to be provided pursuant to the terms of the Consulting Agreement entered into on February 13, 2007. The fair value of the agreement was determined to be $280,000 and is being amortized over six months ending August 13, 2007.

Issued 2,000,000 restricted shares of its' Class A Common Stock with a total value of $112,000, to Dr. Jeffrey Shapiro, and his assignees, as a partial fee for joining the Company's Board of Scientific Advisors and for providing the Company consulting services relating to the development of a new product line.

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006

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

The result of operations for the year ending June 30, 2007 and 2006, are not necessarily indicative of the results to be expected for the full year. References to the "Company," "we," "us" and "our" refer to MM2 Group Inc.

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at June 30, 2007 and 2006 of $413,500 and $424,090, respectively. The cash equivalents represent investments in Triple A credit rated money market funds that have 7-day auction rates competitive with current market conditions.

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the year. The Company has uninsured cash balances at June 30, 2007 and 2006 of $413,500 and $424,090, respectively.

The Company provides credit terms to its corporate customers based on their negotiated contracts, which range from "payment on delivery" to "90 days" terms. Our two largest customers represent approximately $521,000 and $0, or 87% and 0%, of our receivables at June 30, 2007 and 2006, respectively. Both of these customers have excellent payment histories and we do not expect to experience any losses on these collections.

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

Fair Value of Financial Instruments
-----------------------------------
The Company estimates that the fair value of all financial instruments at June 30, 2007 and 2006, as defined in FAS 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
-------------------
The Company recognizes revenues when products are shipped from our warehouse or when the Company is notified that product has been drop-shipped from the suppliers or from our outsourced packagers.

Our two largest customers represent approximately $936,000 and $0, or 63% and 0%, of our product sales for the years ended June 30, 2007 and 2006, respectively. The largest of these customers represented a new opportunity for us and has placed a long term order with us for fish oil capsules. The second largest customer has been a customer for many years with the predecessor company of our wholly owned subsidiary, Genotec Nutritionals. Both of these customers are satisfied with our products and service and we expect to continue to do business with them for the foreseeable future.

Accounts Receivables
--------------------
Accounts receivables consist primarily of uncollected invoices for product sales. Payment terms vary from customer to customer and range from "payment on delivery" to "90 days" terms. In addition, collection on credit card sales is generally settled in 5 days. The Company does not provide for customer returns, but will accommodate customers in special circumstances. Management has determined that, based on its experience, that no provision for product returns is required at June 30, 2007.

Provision for Bad Debt
----------------------
The Company evaluates the credit worthiness of each of its customers and has determined that none of the accounts will be uncollectible in the future. Management has determined that no provision for bad debt is required at June 30, 2007.

Advertising Costs
-----------------
Advertising costs are expensed as incurred and are included in selling expenses. For the years ended June 30, 2007 and 2006, the Company incurred $145,545 and $0, respectively.

Inventory
---------
Inventory consists primarily of bulk supplies of fish oil that are in transit to one of our outsourced packagers. Additional supplies of capsules and sealed powders, bottles, caps and shipping containers are stored in our warehouse. Product shipments from our warehouse are bottled and packaged immediately before delivery. Inventory is valued at the average cost of all purchases.

Inventory reserves are estimated for excess and slow-moving inventory. These estimates are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, inventory write-downs may be required. Management has determined that no provision for excess and slow-moving inventory is required at June 30, 2007.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment
----------------------
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

Financing Costs
---------------
Financing costs consist primarily of commitment fees and broker fees relating to the issuance of the Company's convertible debentures. These costs are generally capitalized and amortized over the term of the debenture. In some cases, these fees are expensed immediately if they relate to expired or terminated debentures.

As of June 30, 2007 and 2006, the costs and accumulated amortization for the deferred financing costs is as follows:

                                                              June 30,
                                                       2007             2006
                                                       ----             ----
         Deferred financing costs- current           $ 31,250         $    --
         Deferred financing costs- long term           31,250              --
         Less: Accumulated amortization               (15,625)             --
                                                     --------         --------
              Net deferred financing costs           $ 46,875         $    --
                                                     ========         ========

Goodwill and Other Intangible Assets
------------------------------------

In September 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company recorded $250,490 in goodwill in its acquisition of Genotec Nutritionals, Inc. Goodwill is tested for impairment annually. Management has determined that based on the cash flow projections for the sales of the existing products and costs of staffing, that the Company would not recover the initial investment over a reasonable period of time and that the goodwill created in the acquisition of Genotec Nutritionals should be fully impaired at June 30, 2007.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and stockholders' equity.

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On June 24, 2005, the Company's Board of Directors declared a 1 for 1 stock dividend whereby, on July 29, 2005, each holder of record of common stock as of July 11, 2005, would receive one additional share of common stock for each share then held. For purposes of calculating the weighted average shares outstanding used in the earnings per share calculation, the stock dividend has been retroactively applied for the year ended June 30, 2006.
On October 19, 2005, the Company issued 115,933,332 shares of Class A Common stock to shareholders of Old MM2 pursuant to the terms of the Acquisition Agreement. For purposes of calculating the weighted average shares outstanding used in the earnings per share calculation, these shares have been retroactively applied for the year ended June 30, 2006.

The following is a reconciliation of the computation for basic and diluted EPS:

                                                             June 30,
                                                       2007            2006
                                                       ----            ----

     Net loss applicable to common shares         $ (5,287,342)   $ (2,411,571)
                                                  ============    ============

     Weighted average shares outstanding           140,061,371     123,315,251
                                                  ============    ============

     Net loss per common shares                   $       (.04)   $       (.02)
                                                  ============    ============

The company had common stock equivalents of 1,449,869,827 and 349,522,300 at June 30, 2007 and June 30, 2006, respectively. These common stock equivalents are related to the conversion features of the Class B common stock, convertible debentures, warrants and related party accounts.

Derivative Liabilities
----------------------
During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the years ended June 30, 2007 and 2006 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Convertible Debentures.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006

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


In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company issued convertible debentures during the reporting periods, and as such, applied SFAS No. 155 in reporting these transactions on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits an initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have an impact on the Company's financial position or results of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

As of June 30, 2007 and 2006, the costs and accumulated depreciation for the property and equipment is as follows:

                                                              June 30,
                                                        2007           2006
                                                        ----           ----
         Property and equipment at cost               $  6,627       $  4,431
         Less: Accumulated depreciation                 (2,340)        (1,015)
                                                      --------       --------
         Net property and equipment                   $  4,287       $  3,416
                                                      ========       ========

Depreciation expense for the year ended June 30, 2007 and 2006 was $1,325 and $886, respectively.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006

NOTE 4 - SECURITIES AVAILABLE FOR SALE

On February 13, 2007, the Company received 4,000,000 shares for Deep Field Technologies Class A Common Stock as compensation pursuant to the Consulting Agreement with Deep Field Technologies, valued at $1,120,000. The Company shall provide "general corporate finance advisory and other similar consulting services" for a period of six (6) months from the date of the agreement. Subsequent to the issue date of these securities, circumstances had changed which impaired the expected fair value of the shares and management reduced the fair value to $280,000. At June 30, 2007, the fair value of these securities is $280,000. The President and CEO of the Company was also the President and CEO of Deep Field Technologies prior to execution of the Consulting Agreement.

NOTE 5 - GOODWILL

On September 21, 2006, the Company concluded the acquisition of Genotec Nutritionals, Inc. Pursuant to the Asset Purchase Agreement, the Company issued 10,000,000 shares of Class A common stock valued at $300,000 to George Kontonotas, Joseph Freedman, Susan Blancato, Michael Logerfo, Maureen McLaughlin, Paula Daddone, Maureen Bridges and Robert Blancato.

The calculation of Goodwill is as follows:

     Common stock issued                                       $  300,000
     Plus liabilities assumed:
        Accounts payable and accrued expense                      169,015
                                                               ----------
        Total purchase price                                      469,015

     Less assets acquired:
        Accounts receivable                                       179,002
        Inventory                                                  34,191
        Prepaid expenses                                            2,149
        Security deposit                                            3,183
                                                               ----------
     Total Goodwill                                            $  250,490
                                                               ==========

Goodwill is tested for impairment annually. Management has determined that based on the cash flow projections for the sales of the existing products and costs of staffing, that the Company would not recover the initial investment over a reasonable period of time and that the goodwill created in the acquisition of Genotec Nutritionals should be fully impaired at June 30, 2007.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006

NOTE 6 - INCOME TAXES

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

         Federal Income Tax Rate                              (34.0)%
         Deferred Tax Charge (Credit)                           --
         Effect on Valuation Allowance                         38.1%
         State Income Tax, Net of Federal Benefit              (4.1)%
                                                             ------
         Effective Income Tax Rate                              0.0%
                                                             ======

As of June 30, 2007, the Company has net operating loss carry forwards of approximately $3,000,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2027. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section
382. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                   At June 30,      At June 30,
                                                       2007             2006
                                                   -----------      -----------
         Deferred tax asset                        $ 1,140,000      $   473,000
         Less:  Valuation allowance                 (1,140,000)        (473,000)
                                                   -----------      -----------
         Net deferred tax assets                   $       --       $       --
                                                   ===========      ===========

Net operating loss carry forwards expire starting in 2025 through 2027.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of June 30, 2007, the Company has accrued $718,483 of deferred compensation for the Chairman and the President of the Company. These deferrals will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments. The Chairman and the President of the Company have further agreed, however, to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006

NOTE 8 - CONVERTIBLE DEBENTURES PAYABLE

On April 1, 2005, we entered into a Securities Purchase Agreement with Cornell for the sales of $2,500,000 of secured convertible debentures. The agreement was amended and restated on July 20, 2006 and January 4, 2007 to reflect the change in the funding formulas. Pursuant to the terms of the agreement with Cornell, on April 1, 2005 we issued a secured convertible debenture in the principal amount of $1,250,000. On July 20, 2006, the secured convertible debenture was amended and restated and reissued in an aggregate principal amount of $1,330,308, which included accrued and unpaid interest on the original convertible debenture of $80,308. Interest on the outstanding principal balance of the Secured Convertible Debentures accrues at the annual rate of 10%. Payment of principal and accrued interest shall be paid on or before July 1, 2008 on the July 20, 2006 debenture. During the year ended June 30, 2007, we issued 3,086,420 shares of Class A common stock as repayment of principal of $50,000. As of June 30, 2007 the remaining principal balance of the convertible debenture was $1,280,308 plus $123,426 of accrued interest.

On January 4, 2007, we issued a secured convertible debenture in the principal amount of $625,000. Interest on the outstanding principal balance of this Secured Convertible Debentures accrues at the annual rate of 10%. Payment of principal and accrued interest shall be paid on or before January 1, 2009. As of June 30, 2007 the remaining principal balance of the convertible debenture was $625,000 plus $30,308 of accrued interest.

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006

NOTE 8 - CONVERTIBLE DEBENTURES PAYABLE (CONTINUED)

The aggregate principal value of the Amended and Restated Secured Convertible Debenture is $1,905,308 at June 30, 2007. This amount is shown net of the unamortized portion of the discount on conversion of $1,049,627. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on debt conversion on the statement of operations.

NOTE 9 - DERIVATIVE LIABILITY

In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion feature associated with the Cornell Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the aggregate amount of $2,642,352 as a liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $4,510,332.

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

         Fair market value of stock                                  $0.047
         Lowest closing bid price last 30 trading days               $0.020
         Exercise price                                              $0.018
         Dividend yield                                                0.00%
         Risk free interest rate                                       5.60%
         Expected volatility                                         262.57%
         Expected life                                           1.00-1.50 Years

The derivative value of the January 4, 2007 debenture exceeded the face amount of the debenture and as such, the excess value of $855,597 was charged to the Loss on revaluation of derivatives on the consolidated statements of operations.

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in loss on revaluation of derivatives in the consolidated statements of operations. During the year ended June 30, 2007, there was a change in the fair value of the embedded derivatives, which resulted in a total loss of $2,723,577.

During the year ended June 30, 2007, the Company paid down a portion of one of the Cornell Debentures by the issuance of common stock for an aggregate of $50,000.

In accordance with SFAS 133, SFAS 150 and EITF 00-19, the initial fair market value of the derivatives is recorded as a debt discount. The initial value of the debt discount of $1,786,755 is being amortized over the life of the convertible debentures. Amortization expense on the derivative for the year ended June 30, 2007 was $737,128.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006

NOTE 10 - TEMPORARY EQUITY

As of June 30, 2007, the Company does not have sufficient quantity of authorized Class A common stock to meet it potential obligations for conversions of the Class B common stock, the Cornell Secured Convertible Debentures and the Cornell Warrants. The Class B common stock is convertible into approximately 1.2 billion shares of Class A common stock. The Cornell Secured Convertible Debentures are convertible into approximately 106 million shares of Class A common stock. The Cornell Warrants are convertible into approximately 21 million shares of Class A common stock. The accounts due to related parties are convertible into approximately 89 million shares of Class A common stock. The aggregate amount of shares outstanding and those due upon these conversions is in excess of 1.6 billion, which exceeds the 450 million authorized in the Certificate of Incorporation. As such, this account has been reclassified to temporary equity until the situation can be resolved. Management intends to remedy this situation by increasing the number of authorized shares with the consent of the shareholders, or, alternatively, seeking a written forbearance from the holders of the Class B Common Stock whereby those holders will consent to not converting their Class B Common Stock to Class A Common Stock unless and until there is sufficient Class A Common Stock authorized by the Corporation to honor such conversion.

NOTE 11 - STOCKHOLDERS' DEFICIT

In accordance with its Certificate of Incorporation as filed on July 7, 2005, the Company is authorized to issue 1,000,000 shares of Preferred stock, $1.00 par value, 450,000,000 shares of Class A common stock, no par value; and 50,000,000 shares of Class B Common Stock, no par value.

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of June 30, 2007 and 2006, no shares were issued or outstanding.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of June 30, 2007 and 2006:
450,000,000 shares of authorized common stock with no par value, 145,727,523 and 123,315,251, respectively, shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006

NOTE 11 - STOCKHOLDERS' DEFICIT (CONTINUED)

For the year ended June 30, 2007, the Company had the following transactions in its Class A common stock:

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

     On January 16, 2007, the Company issued 100,000 restricted shares of its' Class A Common Stock with a total value of $4,000, to Dr. Yevsey Belinky for development of a new product line.

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006

NOTE 11 - STOCKHOLDERS' DEFICIT (CONTINUED)

     On March 1, 2007, the Company issued 2,000,000 restricted shares of its' Class A Common Stock with a total value of $112,000, to Dr. Jeffrey Shapiro, and his assignees, as a partial fee for joining the Company's Board of Scientific Advisors and for providing the Company consulting services relating to the development of a new product line.

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

CLASS B COMMON STOCK

As of June 30, 2007 and 2006, Class B Common Stock consisted of 50,000,000 shares of authorized common stock with no par value, 10,000,000 shares were issued and outstanding. Class B stock has voting rights of 100 to 1 with respect to Class A Common Stock. Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that the Company had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding-up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

For the year ended June 30, 2006, the Company had the following transactions in its Class B common stock:

     On October 19, 2005, the Company issued a total of 10,000,000 shares of Class B Common Stock to Mr. Mahoney and Mr. Meller pursuant to the terms of the Acquisition Agreement in exchange for the outstanding shares of Old MM2's Class B Common Stock.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006

NOTE 12 - WARRANTS

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

NOTE 13 -  COMMITMENTS AND CONTINGENCIES

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

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006

NOTE 13 -  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The following is a schedule by years of future minimum rental payments required under the operating lease, which has an initial or remaining non-cancelable lease term in excess of one year:

     For the period ending June 30,

                2008                $  39,483
                2009                   26,833
                                    ---------
                                    $  66,316
                                    =========

Pursuant to the terms of the Amendment Number 1 to Amended and Restated Investor Registration Rights Agreement with Cornell, the Company shall use its best efforts (i) to have the Initial Registration Statement declared effective by the SEC no later than ninety (90) days from the Scheduled Filing Deadline and (ii) to insure that the Initial Registration Statement and any subsequent Registration Statement remains in effect until all of the Registrable Securities have been sold, subject to the terms and conditions of this Agreement. In the event of default of the registration rights agreement, the Company will pay liquidated damages, either in cash or shares of the Company's Common Stock, at 2% of the liquidated value of the Convertible Debentures outstanding for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. Any Liquidated Damages payable hereunder shall not limit, prohibit or preclude the Investor from seeking any other remedy available to it under contract, at law or in equity. For the year ended June 30, 2007, the Company has accrued $233,849 of liquidated damages for failing to have the registration statement declared effective by the SEC.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006

NOTE 14 - GOING CONCERN

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

NOTE 15 - SUBSEQUENT EVENTS

On July 18, 2007, the Board of Directors of MM2 Group approved the MM2 Group, Inc. 2007 Stock Incentive Plan (the "MM2 Plan") and the Genotec Nutritionals, Inc. 2007 Stock Incentive Plan (the "Genotec Plan") to (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents of MM2 Group, Inc. and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of the Company's stockholders. Under the MM2 Plan, the Company is authorized to issue up to 10,000,000 shares of the Company's Class A Common Stock. Under the Genotec Plan, the Company is authorized to issue up to 5,000,000 shares of the Company's Class A Common Stock.

On July 18, 2007, the Company issued 1,000,000 shares of its Class A Common Stock as compensation to Meritz & Muenz LLP for legal services provided during the year ended June 30, 2006, pursuant to the terms of the MM2 Plan.

           MM2 GROUP, INC. (F/K/A/ WIEN GROUP, INC.) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED JUNE 30, 2007 AND 2006

NOTE 15 - SUBSEQUENT EVENTS (CONTINUED)

On July 18, 2007, the Company issued 1,000,000 shares of its Class A Common Stock as compensation to officers of Genotec Nutritionals for year end bonuses pursuant to the provisions of the Genotec Plan.

On September 21, 2007, the Company issued 4,027,778 shares of its Class A Common Stock to YA Global Investments (f.k.a. Cornell Capital Partners) for conversion of $14,500 of Secured Convertible Debentures issued on April 7, 2005 and subsequently amended on July 20, 2006.