Form 10QSB
period 2007-09-30
MM2 GROUP, INC.
filed 2007-11-19
CIK 1141500

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number: 000-50292

                                 MM2 GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW JERSEY                                              20-2554835
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)


5 REGENT STREET   SUITE 520
LIVINGSTON, NEW JERSEY                                              07039
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


Number of outstanding shares of Class A Common Stock, no par value per share, outstanding as of November 16 2007: 178,125,028

   Transitional Small Business Disclosure Format (check one). YES [ ] NO [X]
================================================================================

                         MM2 GROUP, INC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

                                TABLE OF CONTENTS
                                -----------------
                                                                        Page No.
                                                                        --------

PART I.                       FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Balance Sheet - September 30, 2007                                 2-3

         Statements of Operations - For the three months ended
           September 30, 2007 and 2006                                       4

         Statements of Accumulated Other Comprehensive Loss - For
           the three months ended September 30, 2007                         5

         Statements of Cash Flows - For the three months ended
           September 30, 2007 and 2006                                      6-8

         Notes to Condensed Consolidated Financial Statements              9-23

Item 2.  Management's Discussion and Analysis or Plan of Operations       24-26

Item 3.  Controls and Procedures                                          26-27

Item 3A(T) Controls and Procedures                                          27


PART II. OTHER INFORMATION

Item 5. Other information                                                   27

Item 6.  Exhibits                                                           27

                         MM2 GROUP, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2007

                                     ASSETS
                                     ------

CURRENT ASSETS
Cash and cash equivalents                                            $  346,570
Securities available for sale                                            84,000
Accounts receivable, net                                                477,931
Inventory                                                               126,137
Prepaid expenses                                                         66,122
                                                                     ----------
    Total current assets                                              1,100,760
                                                                     ----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,673         3,954
                                                                     ----------

OTHER ASSETS
Goodwill, net                                                              --
Deferred financing costs, net                                             7,812
Deposits and other assets                                                 3,183
                                                                     ----------
    Total other assets                                                   10,995
                                                                     ----------

TOTAL ASSETS                                                         $1,115,709
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued liabilities                             $1,178,328
Due to related parties                                                  747,390
Convertible debentures payable, net of discount of $826,283           1,064,525
Derivative Liability                                                  2,946,379
Warrant Liability                                                     1,009,437
                                                                     ----------
   Total current liabilities                                          6,946,059
                                                                     ----------

TOTAL LIABILITIES                                                     6,946,059
                                                                     ==========

COMMITMENTS AND CONTINGENCIES


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MM2 GROUP, INC AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2007


TEMPORARY EQUITY
Common stock: Class B - no par value, authorized 50,000,000
  shares; 10,000,000 shares issued and outstanding                          997
                                                                    -----------

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
  no shares issued and outstanding                                         --
Common stock:
  Class A - no par value; authorized 450,000,000 shares;
    151,755,301 shares issued and outstanding                           967,046
  Class B - no par value; authorized 50,000,000 shares;
    10,000,000 shares issued and outstanding                                  3
Additional paid-in capital                                              750,000
Accumulated comprehensive loss                                         (196,000)
Accumulated deficit                                                  (7,352,396)
                                                                    -----------
   Total stockholders' deficit                                       (5,831,347)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $ 1,115,709
                                                                    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MM2 GROUP, INC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                      2007             2006
                                                 -------------    -------------
SALES, net                                       $     691,925    $      26,141

COST OF SALES                                          571,046            6,732
                                                 -------------    -------------

GROSS PROFIT                                           120,879           19,409
                                                 -------------    -------------

GENERAL AND ADMINISTRATION EXPENSES
  Selling and Marketing Expense                         24,495             --
  General and administrative expenses                  373,156          221,369
  Depreciation expenses                                    333              222
  Amortization of financing costs                        7,813             --
                                                 -------------    -------------

  Total general and administration expenses            405,797          221,591
                                                 -------------    -------------

(LOSS) FROM OPERATIONS                                (284,918)        (202,182)
                                                 -------------    -------------

OTHER (INCOME) EXPENSES
  Other (income)                                        (5,050)         (45,610)
  Interest expense                                      47,957           28,598
  Liquidated damages                                   114,029            1,606
  (Gain) loss on revaluation of derivatives         (1,563,953)         678,141
  Consulting income                                    (70,000)            --
  Beneficial interest expenses                          16,900             --
  Amortization of discount on debt conversion          223,344          145,219
  Write-off of deferred financing costs                   --            369,625
                                                 -------------    -------------

  Total other (income) expenses                     (1,236,773)       1,177,579
                                                 -------------    -------------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                         951,855       (1,379,761)

PROVISION FOR INCOME TAXES                                --               --
                                                 -------------    -------------

NET INCOME (LOSS) APPLICABLE TO COMMON
  SHARES                                         $     951,855    $  (1,379,761)
                                                 =============    =============

NET INCOME (LOSS) PER COMMON SHARE
     -BASIC                                      $        0.01    $        (.01)
     -DILUTED                                    $        0.00    $        (.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
     -BASIC                                        148,167,740      129,397,988
     -DILUTED                                    5,987,085,518      129,397,988


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MM2 GROUP, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED
                      OTHER COMPREHENSIVE LOSS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007



Balance at July 1, 2007                                             $     --

Unrealized loss on securities available for sale:
  Unrealized losses arising during the period        $  196,000
                                                     ----------
  Net change for the period                                            196,000
                                                                    ----------
Balance at September 30, 2007                                       $  196,000
                                                                    ==========






















         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MM2 GROUP, INC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                          2007          2006
                                                      -----------   -----------

CASH FLOW FROM OPERATING ACTIVITIES
 Net income (loss)                                    $   951,855   $(1,379,761)
 Adjustments to reconcile net income (loss) to net
  cash (used in) operating activities
    Depreciation                                              333           222
    Common stock issued for services                       33,100        18,000
    Amortization of discount on debt conversion           223,344       145,219
    Amortization of prepaid financing costs                 7,813          --
    (Gain) loss on revaluation of derivatives          (1,563,953)      678,141
    (Gain) on disposition of derivative liability            --         (40,192)
    Write-off of financing costs                             --         369,625
    Beneficial interest expense                            16,900          --
    Securities receivable for consulting income           (70,000)         --
 Changes in operating assets and liabilities:
    Accounts receivable                                   117,449       (26,141)
    Inventory                                              75,560         6,338
    Prepaid expenses and other assets                      25,409        35,047
    Accounts payable and accrued liabilities               42,254        41,253
    Due to related parties                                 28,907        72,852
                                                      -----------   -----------
    Total cash (used in) operating activities            (111,029)      (79,397)
                                                      -----------   -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS              (111,029)      (79,397)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           457,599       504,598
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD             $   346,570   $   425,201
                                                      ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION
----------------------------------
  Cash paid during the period for:

  Interest expense                                    $      --     $      --
                                                      ===========   ===========
  Income taxes                                        $      --     $      --
                                                      ===========   ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MM2 GROUP, INC AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

For the three months ended September 30, 2007:
----------------------------------------------

On July 17, 2007, the Company issued 1,000,000 shares of its Class A Common Stock valued at $25,000, as compensation to Meritz & Muenz LLP for repayment of legal services valued at $8,100, which was provided during the year ended June 30, 2006, pursuant to the terms of the MM2 Plan. A beneficial interest expense of $16,900 was charged to operations.

On July 17, 2007, the Company issued 1,000,000 shares of its Class A Common Stock valued at $25,000, as compensation to officers of Genotec Nutritionals for year-end bonuses pursuant to the provisions of the Genotec Plan.

On September 13, 2007, the Company issued 4,027,778 shares of its Class A Common Stock to YA Global Investments (f/k/a Cornell Capital Partners) ("YA Global") for conversion of $14,500 of Secured Convertible Debentures issued on April 7, 2005 and subsequently amended on July 20, 2006.

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

                         MM2 GROUP, INC AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES-Continued

For the three months ended September 30, 2006 (Continued):
----------------------------------------------------------

On September 21, 2006, the Company concluded the acquisition of Genotec Nutritionals, Inc. Pursuant to the Asset Purchase Agreement, the Company issued 10,000,000 shares of Class A common stock valued at $300,000 to Genotec Nutritionals principals and assignees.

The net effect on cash flows is as follows:

  Accounts receivable                           $  139,490
  Inventory                                         34,191
  Security deposit                                   3,183
  Goodwill                                         292,415
  Accounts payable and accrued expense            (169,279)
  Common stock                                    (300,000)
  Total                                         $      --
                                                ==========













              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Basis of presentation
---------------------
The acquisition was accounted for as a reverse merger under the purchase method of accounting. Accordingly, MM2 Group, Inc. will be treated as the continuing entity for accounting purposes. The accompanying financial statements include the accounts of Old MM2, Wien (NY) and its wholly owned subsidiary Wien (NJ). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the June 30, 2007 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-KSB.

On September 21, 2006, the Company completed the acquisition of Genotec Nutritionals, Inc, a New York based manufacturer and distributor of nutritional supplements and vitamins. Pursuant to the Asset Purchase Agreement, the Company issued 10,000,000 shares of Class A common stock valued at $300,000 to Genotec Nutritionals principals and assignees. In addition, the Company executed three-year employment agreements with Mr. Kontonotas, Mr. Freedman and Ms Blancato and purchased $75,000 of Genotec's Series A Preferred Convertible Stock which was used to fund the working capital.

The result of operations for the three months ending September 30, 2007 and 2006, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended June 30,2007. References to the "Company," "we," "us" and "our" refer to MM2 Group Inc.

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at September 30, 2007 of $323,551. The cash equivalents represent investments in Triple A credit rated money market funds that have 7-day auction rates competitive with current market conditions.

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. The Company has uninsured cash balances at September 30, 2007 of $376,353.

The Company provides credit terms to its corporate customers based on their negotiated contracts, which range from "payment on delivery" to "90 days" terms. Our two largest customers represent approximately $400,000, or 84%, of our receivables at September 30, 2007. Both of these customers have excellent payment histories and we do not expect to experience any losses on these collections.

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

Fair Value of Financial Instruments
-----------------------------------
The Company estimates that the fair value of all financial instruments at September 30, 2007, as defined in FAS 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
-------------------
The Company recognizes revenues when products are shipped from our warehouse or when the Company is notified that product has been drop-shipped from the suppliers or from our outsourced packagers.

Our two largest customers represent approximately 90% of our product sales for the three months ended September 30, 2007. Both of these customers are satisfied with our products and service and we expect to continue to do business with them for the foreseeable future.

Accounts Receivables
--------------------
Accounts receivables consist primarily of uncollected invoices for product sales. Payment terms vary from customer to customer and range from "payment on delivery" to "90 days" terms. In addition, collection on credit card sales is generally settled in 5 days. The Company does not provide for customer returns, but will accommodate customers in special circumstances. Management has determined that, based on its experience, that no provision for product returns is required at September 30, 2007.

Provision for Bad Debt
The Company evaluates the credit worthiness of each of its customers and has determined that none of the accounts will be uncollectible in the future. Management has determined that no provision for bad debt is required at September 30, 2007.

Advertising Costs
-----------------
Advertising costs are expensed as incurred and are included in selling expenses. For the three months ended September 30, 2007 and 2006, the Company incurred $24,495 and $0, respectively.

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

Inventory reserves are estimated for excess and slow-moving inventory. These estimates are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, inventory write-downs may be required. Management has determined that no provision for excess and slow-moving inventory is required at September 30, 2007.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006

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

As of September 30, 2007, the costs and accumulated amortization for the deferred financing costs is as follows:

  Deferred financing costs- current               $  31,250
  Deferred financing costs- long term                31,250
  Less: Accumulated amortization                    (23,438)
                                                   --------
       Net deferred financing costs                $ 39,062
                                                   ========


Goodwill and Other Intangible Assets
------------------------------------
In September 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company recorded $250,490 in goodwill in its acquisition of Genotec Nutritionals, Inc. Goodwill is tested for impairment annually. Management has determined that based on the cash flow projections for the sales of the existing products and costs of staffing, that the Company would not recover the initial investment over a reasonable period of time and that the goodwill created in the acquisition of Genotec Nutritionals should be fully impaired at September 30, 2007.

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The shares used in the computations are as follows:

                                                                              Three months ended September 30,
                                                                              --------------------------------
                                                                                    2007           2006
                                                                               -------------   -------------
  Basic net income (loss) per share computation:
  ----------------------------------------------
    Net income (loss) attributable to common stockholders                      $     951,855   $  (1,379,761)
    Weighted-average common shares outstanding                                   148,167,740     129,397,988
    Basic net income (loss) per share attributable to common stockholders      $        0.01   $       (0.01)

  Diluted net income (loss) per share computation:
  ------------------------------------------------
    Net income (loss) attributable to common stockholders                      $     951,855   $  (1,379,761)
    Weighted-average common shares outstanding                                   148,167,740     129,397,988
    Incremental shares attributable to the assumed conversion of Class B
      common stock, convertible debentures and warrants                        5,838,917,778             --
    Total adjusted weighted-average shares                                     5,987,085,518     129,397,988
    Diluted net income (loss) per share attributable to common stockholders    $        0.00   $       (0.01)

The Company had common stock equivalents of 5,838,917,778 and 750,000 at September 30, 2007 and 2006, respectively.

Comprehensive Income (Loss)
---------------------------
FAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of September 30, 2007, the Company has several items that represent comprehensive income, and thus, has included a statement of comprehensive income (loss).

Derivative Liabilities
----------------------
During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the three months ended September 31, 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the YA Global Convertible Debentures.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 3 - SECURITIES AVAILABLE FOR SALE

On February 13, 2007, the Company received 4,000,000 shares for Deep Field Technologies Class A Common Stock as compensation pursuant to the Consulting Agreement with Deep Field Technologies, valued at $1,120,000. The Company provided "general corporate finance advisory and other similar consulting services" for a period of six (6) months from the date of the agreement. Subsequent to the issue date of these securities, circumstances had changed which impaired the expected fair value of the shares and management reduced the fair value to $280,000. At September 30, 2007, the fair value of these securities is $84,000. The President and CEO of the Company was also the President and CEO of Deep Field Technologies prior to execution of the Consulting Agreement.

NOTE 4 - GOODWILL

On September 21, 2006, the Company concluded the acquisition of Genotec Nutritionals, Inc. Pursuant to the Asset Purchase Agreement, the Company issued 10,000,000 shares of Class A common stock valued at $300,000 to Genotec Nutritionals principals and assignees. The calculation of Goodwill is as follows:

  Common stock issued                              $   300,000
  Plus liabilities assumed:
     Accounts payable and accrued expense              169,015
                                                   -----------
     Total purchase price                              469,015

  Less assets acquired:
     Accounts receivable                               179,002
     Inventory                                          34,191
     Prepaid expenses                                    2,149
     Security deposit                                    3,183
                                                   -----------
  Total Goodwill                                   $   250,490
                                                   ===========

Goodwill is tested for impairment annually. Management has determined that based on the cash flow projections for the sales of the existing products and costs of staffing, that the Company would not recover the initial investment over a reasonable period of time and that the goodwill created in the acquisition of Genotec Nutritionals should be fully impaired at September 30, 2007.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 5- INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:
                                                At September 30,
                                                      2007
                                                ----------------

  Deferred tax asset                               $  680,000
  Less:  Valuation allowance                         (680,000)
                                                   ----------
  Net deferred tax assets                          $      --
                                                   ==========

As of September 30, 2007, the Company has net operating loss carry forwards of approximately $2,000,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2026. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section
382. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of September 30, 2007, the Company has accrued $747,390 of deferred compensation for the Non-executive Chairman and the President of the Company. These deferrals will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments. The Non-executive Chairman and the President of the Company have further agreed, however, to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.

NOTE 7 - CONVERTIBLE DEBENTURES PAYABLE

On April 1, 2005, we entered into a Securities Purchase Agreement with YA Global for the sales of $2,500,000 of secured convertible debentures. The agreement was amended and restated on July 20, 2006 and January 4, 2007 to reflect the change in the funding formulas. Pursuant to the terms of the agreement with YA Global, on April 1, 2005 we issued a secured convertible debenture in the principal amount of $1,250,000. On July 20, 2006, the secured convertible debenture was amended and restated and reissued in an aggregate principal amount of $1,330,308, which included accrued and unpaid interest on the original convertible debenture of $80,308. Interest on the outstanding principal balance of the Secured Convertible Debentures accrues at the annual rate of 10%. Payment of principal and accrued interest shall be paid on or before July 1, 2008 on the July 20, 2006 debenture. During the year ended June 30, 2007, we issued 3,086,420 shares of Class A common stock as repayment of principal of $50,000. During the three months ended September 30, 2007, we issued 4,027,778 shares of Class A common stock as repayment of

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 7 - CONVERTIBLE DEBENTURES PAYABLE (CONTINUED)

principal of $14,500. As of September 30, 2007 the remaining principal balance of the convertible debenture was $1,265,808 plus $155,630 of accrued interest.

On January 4, 2007, we issued a secured convertible debenture in the principal amount of $625,000. Interest on the outstanding principal balance of this Secured Convertible Debentures accrues at the annual rate of 10%. Payment of principal and accrued interest shall be paid on or before January 1, 2009. As of September 30, 2007 the remaining principal balance of the convertible debenture was $625,000 plus $46,061 of accrued interest.

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

Upon execution of the July 20, 2006 agreements, the Company issued to YA Global 1,849,689 shares of Class A common stock, in accordance with the Termination Agreement of July 20, 2006, and another certificate for 3,150,311 shares of Class A common stock, for the aggregate total of 5,000,000 shares of Common Stock (collectively, the "Commitment Shares").

The aggregate principal value of the secured convertible debentures are $1,890,808 at September 30, 2007. This amount is shown net of the unamortized portion of the discount on conversion of $826,283. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on debt conversion on the statement of operations.

NOTE 8 - DERIVATIVE LIABILITY

In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $1,531,099 as a liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $2,946,379.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 8 - DERIVATIVE LIABILITY - (CONTINUED)

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

  Fair market value of stock                                  $0.0130
  Lowest closing bid price last 30 trading days               $0.0080
  Exercise price                                              $0.0072
  Dividend yield                                               0.00%
  Risk free interest rate                                      5.60%
  Expected volatility                                         278.49%
  Expected life                                          .75 to 1.25 Years

The derivative value of the January 4, 2007 debenture exceeded the face amount of the debenture and as such, the excess value of $855,597 was charged to the Loss on revaluation of derivatives on the consolidated statements of operations in the year ended June 30, 2007.

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in loss on revaluation of derivatives in the consolidated statements of operations. During the three month ended September 30, 2007, there was a change in the fair value of the embedded derivatives, which resulted in a total gain of $1,563,953.

In accordance with SFAS 133, SFAS 150 and EITF 00-19, the initial fair market value of the derivatives is recorded as a debt discount. The initial value of the debt discount of $1,786,755 is being amortized over the life of the convertible debentures. Amortization expense on the derivative for the three months ending September 30, 2007 was $223,344.

NOTE 9 - TEMPORARY EQUITY

As of September 30, 2007, the Company does not have sufficient quantity of authorized Class A common stock to meet it potential obligations for conversions of the Class B common stock, the YA Global Secured Convertible Debentures and the YA Global Warrants. The Class B common stock is convertible into approximately 5.6 billion shares of Class A common stock. The YA Global Secured Convertible Debentures are convertible into approximately 263 million shares of Class A common stock. The YA Global Warrants are convertible into approximately 21 million shares of Class A common stock. . The aggregate amount of shares outstanding and those due upon these conversions is approximately 6 billion, which exceeds the 450 million authorized in the Certificate of Incorporation. As such, this account has been reclassified to temporary equity until the situation can be resolved. Management intends to remedy this situation by increasing the number of authorized shares with the consent of the shareholders, or, alternatively, seeking a written forbearance from the holders of the Class B Common Stock whereby those holders will consent to not converting their Class B Common Stock to Class A Common Stock unless and until there is sufficient Class A Common Stock authorized by the Corporation to honor such conversion.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 10 - STOCKHOLDERS' DEFICIT

In accordance with its Certificate of Incorporation as filed on July 7, 2005, the Company is authorized to issue 1,000,000 shares of Preferred stock, $1.00 par value, 450,000,000 shares of Class A common stock, no par value; and 50,000,000 shares of Class B Common Stock, no par value.

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of September 30, 2007, no shares were issued or outstanding.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of September 30, 2007:
450,000,000 shares of authorized common stock with no par value, 151,755,301 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

For the three months ended September 30, 2007, the Company had the following
----------------------------------------------------------------------------
transactions in its Class A common stock:
-----------------------------------------

On July 17, 2007, the Company issued 1,000,000 shares of its Class A Common Stock valued at $25,000, as compensation to Meritz & Muenz LLP for the repayment of legal services valued at $8,100, which was provided during the year ended June 30, 2006, pursuant to the terms of the MM2 Plan. A beneficial interest expense of $16,900 was charged to operations.

On July 17, 2007, the Company issued 1,000,000 shares of its Class A Common Stock valued at $25,000, as compensation to officers of Genotec Nutritionals for year-end bonuses pursuant to the provisions of the Genotec Plan.

On September 13, 2007, the Company issued 4,027,778 restricted shares of its Class A Common Stock to YA Global for conversion of $14,500 of Secured Convertible Debentures issued on April 7, 2005 and subsequently amended on July 20, 2006.

For the three months ended September 30, 2006, the Company had the following
----------------------------------------------------------------------------
transactions in its Class A common stock:
-----------------------------------------

On July 20, 2006, the Company issued 1,849,689 shares of Class A common stock with a total value of $120,230, which represents full satisfaction of the Commitment Shares under the Standby Equity Distribution Agreement, pursuant to the Termination Agreement of July 20, 2006.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 10 - STOCKHOLDERS' DEFICIT  (CONTINUED)

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

On September 21, 2006, the Company concluded the acquisition of Genotec Nutritionals, Inc. Pursuant to the Asset Purchase Agreement, the Company issued 10,000,000 shares of Class A common stock valued at $300,000 to Genotec Nutritionals principals and assignees.

CLASS B COMMON STOCK

As of September 30, 2007, Class B Common Stock consisted of 50,000,000 shares of authorized common stock with no par value, 10,000,000 shares were issued and outstanding. Class B stock has voting rights of 100 to 1 with respect to Class A Common Stock. Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that the Company had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding-up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

NOTE 11 - WARRANTS AND STOCK INCENTIVE PLANS

On April 1, 2005, the Company sold to YA Global a warrant to purchase 750,000 shares of its common stock for a purchase price of $10. This warrant had an exercise price of $.07 per shares, was vested immediately and expires two years from the date of issue. On July 20, 2006, the Company issued an Amended and Restated warrant which changed the exercise price to $.05 per share and extended the redemption period to five years from the date of issuance. The fair value of the amended warrant of $44,625 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 142.21%; risk-free interest rates of 4.60%; and expected life of 5 years. The gain on the disposition of the initial warrant was credited to other income for $40,192. The expense for the amended warrant of $44,625 was charged to financing costs.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 11 - WARRANTS AND STOCK INCENTIVE PLANS (CONTINUED)

2007 STOCK INCENTIVE PLANS
--------------------------
On July 18, 2007, the Company adopted the MM2 Group, Inc. 2007 Stock Incentive Plan ("MM2 Plan") and the Genotec Nutritionals, Inc. 2007 Stock Incentive Plan ("Genotec Plan"). The purpose of the 2005 plans is to (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents of iVoice, Inc. and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of the Company's stockholders.

Under the plans, the Board of Directors shall have all the powers vested in it by the terms of the plans to select the Eligible Participants to be granted awards under the plans, to determine the type, size and terms of awards to be made to each Eligible Participant selected, to determine the time when awards will be granted, when they will vest, when they may be exercised and when they will be paid, to amend awards previously granted and to establish objectives and conditions, if any, for earning awards and whether awards will be paid after the end of the award period. The Board shall have full power and authority to administer and interpret the plans and to adopt such rules, regulations, agreements, guidelines and instruments for the administration of the plans and for the conduct of its business as the Board deems necessary or advisable and to interpret same. The Board's interpretation of the plans, and all actions taken and determinations made by the Board pursuant to the powers vested in it hereunder, shall be conclusive and binding on all parties concerned, including the Company stockholders, any participants in the plans and any other Eligible Participant of the Company.

All employees of the Company and all employees of Affiliates shall be eligible to participate in one of the plans. The Board, in its sole discretion, shall from time to time designate from among the eligible employees and among directors, independent contractors or agents those individuals who are to receive awards under and thereby become participants in the plans.

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this filing as well as our audited statements and related notes for the fiscal year ended June 30, 2007 filed with Form 10-KSB. The following discussion contains forward-looking statements. Please see "Forward Looking Statements - Cautionary Factors" for a discussion of uncertainties, risks and assumptions associated with these statements


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER
------------------------------------------------------------------------------
30, 2006.
---------

Prior to the acquisition of Genotec Nutritionals, Inc ("Genotec") on September 21, 2006, the Company had no sales and limited operations. Consequently, comparison of the current period results to prior period results may not be meaningful.

Total sales for the three months ended September 30, 2007 and 2006 were $691,925 and $ 26,141, respectively. The increase in sales in 2007 was derived from the sales of nutritional supplements and vitamins by Genotec. Approximately 80% of the current period sales were derived from a new product that was introduced in the fourth quarter of the fiscal year 2007 by Genotec.

Cost of sales for the three months ended September 30, 2007 and 2006 were $571,046 and $6,732, respectively. The costs in 2007 represent the costs of bulk supplies of capsules and sealed powders, bottles, caps, shipping containers, packaging and shipping of nutritional supplements and vitamins by Genotec. Of these costs, approximately 80% were related to the sale of the new product.

Total operating expenses for the three months ended September 30, 2007 and 2006, were $405,797 and $221,591, respectively. The increase of $184,206 was primarily due to the effect of the Genotec acquisition of approximately $175,000 and increases in executive salaries and benefits of approximately $9,000. The most significant portion of the Genotec expenses were related to payroll related expenses of $100,310, rent and utilities of $13,306, insurance of $10,660 and selling expenses of $24,495.

Total other (income) expense for the three months ended September 30, 2007 was an income of $1,236,773. This total was comprised of a gain on revaluation of derivatives of $1,563,953, consulting income of $70,000 on the Deep Field Consulting Agreement and interest income of $5,050. These amounts are offset the amortization of the discount on debt conversion of $223,344, liquidated damages of $114,029, interest expense of $47,957 and beneficial interest expense of $16,900 due to the difference between value of the consulting fees and the fair value of the stock at the date of issuance. The other (income) expense for the three months ended September 30, 2006 was an expense of $1,177,579. This total was comprised of a loss on revaluation of derivatives of $678,141, write off of financing costs of 369,625, amortization of the discount on debt conversion of $145,219, interest expense of $28,598 and liquidated damages of $1,606. These amounts are offset by interest income of $45,610. Interest expense is related to accrued interest on the YA Global Debentures and interest income is related to interest on the cash accounts. Liquidated damages are amounts due on the delay in registering shares of the Company's Class A common stock issuable to YA Global pursuant to the terms of the Investors Registration Rights Agreement.

Net income (loss) for the three months ending September 30, 2007 was an income of $951,855 and for the three months ended September 30, 2006 was a loss of $1,379,761. The increase in net income for the three months of $2,331,616 were the result of the factors discussed above.

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

During the three months ended September 30, 2007 and 2006, the Company had a net decrease in cash of $111,029 and $79,397, respectively. The Company's principal use of funds during these periods was as follows:

     CASH FLOWS FROM OPERATING ACTIVITIES. The Company used $111,029 in cash for operations in the three months ended September 30, 2007, an increase of $31,632 compared to $79,397 in cash used for operations in the three months ending September 30, 2006. The increase in cash used in operations was primarily used for salaries and office expenses.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the period ended September 30, 2007, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weakness in our internal controls:

     A material weakness in the Company's internal controls existed as of September 30, 2007. The material weakness was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is the result of the Company's limited number of employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

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

ITEM 3A(T). CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 240.15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2007. Based on that evaluation, management, including the Chief Executive Officer, concluded that the Company's disclosure controls and procedures are effective, except as to the material weakness in internal controls disclosed in Item 3 above. There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of ss.240.13a-15 or ss.240.15d-15 of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     (b) The Company does not have a standing nominating committee or a committee performing similar functions as the Company's Board of Directors consists of only two members and therefore there would be no benefit in having a separate nominating committee that would consist of the same number of members as the full board of directors. Both members of the Board of Directors participate in the consideration of director nominees.

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

MM2 Group, Inc.

By: /s/ Mark Meller                                      Date: November 19, 2007
    ----------------------
    Mark Meller, President,
    Chief Executive Officer and
    Principal Accounting Officer

                                INDEX OF EXHIBITS


31.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.