Form 10QSB
period 2007-12-31
MM2 GROUP, INC.
filed 2008-02-15
CIK 1141500

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

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

Number of shares of outstanding Class A, Common Stock, No par value, outstanding
as of February 13, 2008:          196,150,944

Transitional Small Business Disclosure Format (check one).  YES [_]  NO [X]
================================================================================

                        MM2 GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


                                TABLE OF CONTENTS
                                -----------------

                                                                        Page No.

PART I.                      FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Balance Sheet - December 31, 2007                               2 - 3

         Statements of Operations - For the six months and three
          months ended December 31, 2007 and 2006                        4

         Statements of Accumulated Other Comprehensive Loss -
          For the six months ended December 31, 2007                     5

         Statements of Cash Flows - For the six months ended
          December 31, 2007 and 2006                                     6  - 8

         Notes to Condensed Consolidated Financial Statements            9 - 20


Item 2.  Management's Discussion and Analysis or Plan of Operations     21 - 24


Item 3.  Controls and Procedures                                        25 - 26





PART II. OTHER INFORMATION


Item 5. Other information                                               27


Item 6.  Exhibits                                                       27

                        MM2 GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                DECEMBER 31, 2007


                                     ASSETS
                                     ------

CURRENT ASSETS
Cash and cash equivalents                                          $    250,941
Securities available for sale                                            24,000
Accounts receivable, net of allowance for doubtful accounts of $0       368,668
Inventory                                                                85,219
Prepaid expenses                                                         61,825
                                                                   ------------
    Total current assets                                                790,653
                                                                   ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,209         7,526
                                                                   ------------

OTHER ASSETS
Deposits and other assets                                                 3,183
                                                                   ------------

TOTAL ASSETS                                                       $    801,362
                                                                   ============



                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                              $  1,288,454
Due to related parties                                                  778,755
Convertible debentures payable, net of discount of $602,939           1,214,419
Derivative liability                                                  4,009,525
Warrant liability                                                     1,009,437
                                                                   ------------

    Total current liabilities                                         8,300,590
                                                                   ------------


TOTAL LIABILITIES                                                     8,300,590
                                                                   ------------

COMMITMENTS AND CONTINGENCIES




                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) (CONTINUED)
                                DECEMBER 31, 2007



TEMPORARY EQUITY
Common stock: Class B - no par value, authorized 50,000,000 shares;
     10,000,000 shares issued and outstanding                             1,000
                                                                   ------------

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
    no shares issued and outstanding                                         --
Common stock:
   Class A - no par value; authorized 450,000,000 shares;
       194,151,344 shares issued and outstanding                      1,053,953
   Class B - no par value; authorized 50,000,000 shares;
       10,000,000 shares issued and outstanding                              --
Additional paid-in capital                                              750,000
Accumulated comprehensive
loss                                                                   (256,000)
Accumulated deficit                                                  (9,048,181)
                                                                   ------------
   Total stockholders' deficit                                       (7,500,228)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    801,362
                                                                   ============








                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
      FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

                                                  For the six months ended       For the three months ended
                                                        December 31,                    December 31,
                                                ----------------------------    ----------------------------
                                                    2007            2006            2007            2006
                                                ------------    ------------    ------------    ------------
SALES, net                                      $  1,202,836    $    426,276    $    510,911    $    400,135

COST OF SALES                                        965,441         154,254         394,395         147,522
                                                ------------    ------------    ------------    ------------

GROSS PROFIT                                         237,395         272,022         116,516         252,613
                                                ------------    ------------    ------------    ------------

GENERAL AND ADMINISTRATION EXPENSES
  Selling and marketing expenses                      22,762           7,500          (1,733)          7,500
  General and administrative expenses                749,116         582,189         375,960         360,820
  Depreciation expenses                                  868             443             535             221
  Amortization of financing costs                     15,625              --           7,812              --
                                                ------------    ------------    ------------    ------------

  Total general and administration expenses          788,371         590,132         382,574         368,541
                                                ------------    ------------    ------------    ------------

(LOSS) FROM OPERATIONS                              (550,976)       (318,110)       (266,058)       (115,928)
                                                ------------    ------------    ------------    ------------

OTHER (INCOME) EXPENSES
  Other (income)                                      (8,292)        (49,320)         (3,242)         (3,710)
  Interest expense                                   100,139          62,129          52,182          33,531
  Liquidated damages                                 225,148          81,424         111,119          79,818
  (Gain) loss on revaluation of derivatives         (500,807)        823,617       1,063,146         145,476
  Consulting (income)                                (70,000)             --              --              --
  Beneficial interest (income) expense                    78              --         (16,822)             --
  Amortization of discount on debt conversion        446,689         290,439         223,345         145,220
  Write-off of deferred financing costs                   --         369,625              --              --
                                                ------------    ------------    ------------    ------------

  Total other (income) expenses                      192,955       1,577,914       1,429,728         400,335
                                                ------------    ------------    ------------    ------------

(LOSS) BEFORE PROVISION FOR INCOME TAXES            (743,931)     (1,896,024)     (1,695,786)       (516,263)

PROVISION FOR INCOME TAXES                                --              --              --              --
                                                ------------    ------------    ------------    ------------

NET (LOSS) APPLICABLE TO COMMON SHARES          $   (743,931)   $ (1,896,024)   $ (1,695,786)   $   (516,263)
                                                ============    ============    ============    ============

NET (LOSS) PER COMMON SHARE
  Basic and diluted                             $      (0.00)   $      (0.01)   $      (0.01)   $      (0.00)
                                                ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                              160,183,114     135,161,415     164,219,457     140,877,016
                                                ============    ============    ============    ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED
                      OTHER COMPREHENSIVE LOSS (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2007






Balance at July 1, 2007                                              $       --

Unrealized loss on securities available for sale:
     Unrealized losses arising during the period     $ (256,000)
                                                     ----------
     Net change for the period                                         (256,000)
                                                                     ----------
Balance at December 31, 2007                         $ (256,000)
                                                     ==========























                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006


                                                                 2007            2006
                                                             ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
 Net (loss)                                                  $   (743,931)   $ (1,896,024)
 Adjustments to reconcile net (loss) to net cash (used in)
   operating activities
      Depreciation                                                    868             443
      Common stock issued for services and compensation            63,379          28,500
      Amortization of discount on debt conversion                 446,689         290,439
      Amortization of prepaid financing costs                      15,625              --
      (Gain) loss on revaluation of derivatives                  (500,807)        823,617
      (Gain) on disposition of derivative liability                    --         (40,192)
      Write-off of financing costs                                     --         369,625
      Beneficial interest expense                                      78              --
      Securities receivable for consulting income                 (70,000)             --
 Changes in operating assets and liabilities:
      Accounts receivable                                         226,712         (49,355)
      Inventory                                                   116,478           4,209
      Prepaid expenses and other assets                            29,706          71,022
      Accounts payable and accrued liabilities                    152,380         151,807
      Due to related parties                                       60,272         147,537
                                                             ------------    ------------
 Total cash (used in) operating activities                       (202,551)        (98,372)
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                (4,107)         (1,146)
                                                             ------------    ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                      (206,658)        (99,518)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   457,599         504,598
                                                             ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                    $    250,941    $    405,080
                                                             ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
 Interest expense                                            $         --    $         --
                                                             ============    ============
 Income taxes                                                $         --    $         --
                                                             ============    ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

For the six months ended December 31, 2007:
-------------------------------------------
The Company issued 4,738,148 shares of its Class A Common Stock valued at $38,457, as compensation to Meritz & Muenz LLP for repayment of legal services valued at $38,379,which was provided during the year ended June 30, 2006, pursuant to the terms of the MM2 Plan. A beneficial interest expense of $78 was charged to operations

The Company issued 1,000,000 shares of its Class A Common Stock valued at $25,000, as compensation to officers of Genotec Nutritionals for fiscal year-end bonuses pursuant to the provisions of the Genotec Plan.

The Company issued 42,685,673 shares of its Class A Common Stock to YA Global Investments (f/k/a. Cornell Capital Partners) ("YA Global") for conversion of $87,950 of Secured Convertible Debentures issued on April 7, 2005 and subsequently amended on July 20, 2006.

For the six months ended December 31, 2006:
-------------------------------------------
The Company issued 1,849,689 shares of Class A common stock with a total value of $120,230, which represents full satisfaction of the Commitment Shares under the Standby Equity Distribution Agreement, pursuant to the Termination Agreement of July 20, 2006.

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES -Continued

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           DECEMBER 31, 2007 AND 2006


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

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2007 AND 2006


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

The result of operations for the six months ending December 31, 2007 and 2006, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended June 30, 2007. References to the "Company," "we," "us" and "our" refer to MM2 Group Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at December 31, 2007 of $202,003. The cash equivalents represent investments in Triple A credit rated money market funds that have 7-day auction rates competitive with current market conditions.

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. The Company has uninsured cash balances at December 31, 2007 of $202,003.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2007 AND 2006


The Company provides credit terms to its corporate customers based on their negotiated contracts, which range from "payment on delivery" to "90 days" terms. Our two largest customers represent approximately $240,000, or 66%, of our receivables at December 31, 2007. Both of these customers have excellent payment histories and we do not expect to experience any losses on these collections.

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

Revenue Recognition
-------------------
The Company recognizes revenues when products are shipped from its warehouse or when the Company is notified that product has been drop-shipped from the suppliers or from our outsourced packagers

Our two largest customers represent approximately 85% and 45% of our product sales for the six months ended December 31, 2007 and 2006, respectively. Both of these customers are satisfied with our products and service and we expect to continue to do business with them for the foreseeable future.

Accounts Receivables
--------------------
Accounts receivables consist primarily of uncollected invoices for product sales. Payment terms vary from customer to customer and range from "payment on delivery" to "90 days" terms. In addition, collection on credit card sales is generally settled in 5 days. The Company does not provide for customer returns, but will accommodate customers in special circumstances. Management has determined that, based on its experience, that no provision for product returns is required at December 31, 2007.

Inventory
---------
Inventory consists primarily of bulk supplies of capsules and sealed powders, bottles, caps and shipping containers are stored in our warehouse. Product shipments from our warehouse are bottled and packaged immediately before delivery. Inventory is valued at the average cost of all purchases.

Inventory reserves are estimated for excess and slow-moving inventory. These estimates are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, inventory write-downs may be required. Management has determined that no provision for excess and slow-moving inventory is required at December 31, 2007.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2007 AND 2006


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

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2007 AND 2006


The shares used in the computations are as follows:

                                                                             Six months ended December 31,
                                                                             -----------------------------
                                                                                 2007             2006
                                                                            -------------    -------------
Basic net (loss) per share computation:
---------------------------------------
  Net (loss) attributable to common stockholders                            $    (743,931)   $  (1,896,024)
  Weighted-average common shares outstanding                                  160,183,114      135,161,415
  Basic net income (loss) per share attributable to common stockholders     $       (0.00)   $       (0.01)

Diluted net (loss) per share computation:
-----------------------------------------
  Net (loss) attributable to common stockholders                            $    (743,931)   $  (1,896,024)
  Weighted-average common shares outstanding                                  160,183,114      135,161,415
  Incremental shares attributable to the assumed conversion of Class B
    common stock, convertible debentures and warrants                                 N/A              N/A
  Total adjusted weighted-average shares                                      160,183,114      135,161,415
  Diluted net income (loss) per share attributable to common stockholders   $       (0.00)   $       (0.01)


The Company had common stock equivalents of 11,220,161,345 and 20,750,000 at December 31, 2007 and 2006, respectively.

Comprehensive Income (Loss)
---------------------------
FAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of December 31, 2007, the Company has several items that represent comprehensive income, and thus, has included a statement of comprehensive income (loss).

Derivative Liabilities
----------------------
During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the six months ended December 31, 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the YA Global Convertible Debentures.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2007 AND 2006


NOTE 3 - SECURITIES AVAILABLE FOR SALE

On February 13, 2007, the Company received 4,000,000 shares for Deep Field Technologies Class A Common Stock as compensation pursuant to the Consulting Agreement with Deep Field Technologies, valued at $1,120,000. The Company provided general corporate finance advisory and other similar consulting services for a period of six (6) months from the date of the agreement. Subsequent to the issue date of these securities, circumstances had changed which impaired the expected fair value of the shares and management reduced the fair value to $280,000. At December 31, 2007, the fair value of these securities is $24,000. The President and CEO of the Company was also the President and CEO of Deep Field Technologies prior to execution of the Consulting Agreement.

NOTE 4 - INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                              At December 31,
                                      ------------------------------
                                          2007              2006
                                      ------------      ------------
        Deferred tax asset            $    884,000      $  1,666,000
        Less: Valuation allowance         (884,000)       (1,666,000)
                                      ------------      ------------
        Net deferred tax assets       $         --      $         --
                                      ============      ============

As of December 31, 2007 and 2006, the Company has net operating loss carry forwards of approximately $2,600,000 and $4,900,000, respectively, that can be utilized to offset future taxable income for Federal income tax purposes through 2026. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of December 31, 2007, the Company has accrued $778,755 of deferred compensation for the Non-executive Chairman and the President of the Company. These deferrals will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments. The Non-executive Chairman and the President of the Company have further agreed, however, to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2007 AND 2006


NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE

On April 1, 2005, we entered into a Securities Purchase Agreement with YA Global for the sale of $2,500,000 of secured convertible debentures. The agreement was amended and restated on July 20, 2006 and January 4, 2007 to reflect the change in the funding formulas. Pursuant to the terms of the agreement with YA Global, on April 1, 2005 we issued a secured convertible debenture in the principal amount of $1,250,000. On July 20, 2006, the secured convertible debenture was amended and restated and reissued in an aggregate principal amount of $1,330,308, which included accrued and unpaid interest on the original convertible debenture of $80,308. Interest on the outstanding principal balance of the Secured Convertible Debentures accrues at the annual rate of 10%. Payment of principal and accrued interest shall be paid on or before July 1, 2008 on the July 20, 2006 debenture. During the year ended June 30, 2007, we issued 3,086,420 shares of Class A common stock as repayment of principal of $50,000. During the six months ended December 31, 2007, we issued 42,685,673 shares of Class A common stock as repayment of principal of $87,950. As of December 31, 2007 the remaining principal balance of the convertible debenture was $1,192,358 plus $186,669 of accrued interest.

On January 4, 2007, we issued a secured convertible debenture in the principal amount of $625,000. Interest on the outstanding principal balance of this Secured Convertible Debentures accrues at the annual rate of 10%. Payment of principal and accrued interest shall be paid on or before January 1, 2009. As of December 31, 2007 the remaining principal balance of the convertible debenture was $625,000 plus $61,815 of accrued interest.

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

Upon execution of the above agreements, the Company issued to YA Global 1,849,689 shares of Class A common stock, in accordance with the Termination Agreement of July 20, 2006, and another certificate for 3,150,311 shares of Class A common stock, for the aggregate total of 5,000,000 shares of Common Stock (collectively, the "Commitment Shares").

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2007 AND 2006


The aggregate principal value of the Amended and Restated Secured Convertible Debenture is $1,817,358. This amount is shown net of the unamortized portion of the discount on conversion of $602,939. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on debt conversion on the statement of operations.

NOTE 7 - DERIVATIVE LIABILITY

In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $1,161,755 as a liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $2,533,822 The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

      Fair market value of stock                            $ 0.007
      Lowest closing bid price last 30 trading days         $ 0.003
      Exercise price                                        $0.0027
      Dividend yield                                           0.00%
      Risk free interest rate                                  5.60%
      Expected volatility                                    285.24%
      Expected life                                        .5 Years

The derivative value of the January 4, 2007 debenture exceeded the face amount of the debenture and as such, the excess value of $855,597 was charged to the Loss on revaluation of derivatives on the consolidated statements of operations in the year ended June 30, 2007.

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in loss on revaluation of derivatives in the consolidated statements of operations. During the six month ended December 31, 2007, there was a change in the fair value of the embedded derivatives, which resulted in a total loss of $500,807.

In accordance with SFAS 133, SFAS 150 and EITF 00-19, the initial fair market value of the derivatives is recorded as a debt discount. The initial value of the debt discount of $1,786,755 is being amortized over the life of the convertible debentures. Amortization expense on the derivative for the six months ending December 31, 2007 was $446,689.

NOTE 8 - TEMPORARY EQUITY

As of December 31, 2007, the Company does not have sufficient quantity of authorized Class A common stock to meet it potential obligations for conversions of the Class B common stock, the YA Global Secured Convertible Debentures and the YA Global Warrants. The Class B common stock is convertible into approximately 10.5 billion shares of Class A common stock. The YA Global Secured Convertible Debentures are convertible into approximately 673 million shares of

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2007 AND 2006


Class A common stock. The YA Global Warrants are convertible into approximately 21 million shares of Class A common stock. The aggregate amount of shares outstanding and those due upon these conversions is in excess of 11.4 billion, which exceeds the 450 million authorized in the Certificate of Incorporation. As such, the Class B common stock has been reclassified to temporary equity until the situation can be resolved. Management intends to remedy this situation by increasing the number of authorized shares with the consent of the shareholders, or, alternatively, seeking a written forbearance from the holders of the Class B Common Stock whereby those holders will consent to not converting their Class B Common Stock to Class A Common Stock unless and until there is sufficient Class A Common Stock authorized by the Corporation to honor such conversion.

NOTE 9 - STOCKHOLDERS' DEFICIT

In accordance with its Certificate of Incorporation as filed on July 7, 2005, the Company is authorized to issue 1,000,000 shares of Preferred stock, $1.00 par value, 450,000,000 shares of Class A common stock, no par value; and 50,000,000 shares of Class B Common Stock, no par value.

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of December 31, 2007, no shares were issued or outstanding.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of December 31, 2007:
450,000,000 shares of authorized common stock with no par value, 194,151,344 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

For the six months ended December 31, 2007, the Company had the following
-------------------------------------------------------------------------
transactions in its Class A common stock:
-----------------------------------------

The Company issued 4,738,148 shares of its Class A Common Stock valued at $38,457, as compensation to Meritz & Muenz LLP for the repayment of legal services valued at $38,379, which was provided during the year ended June 30, 2006, pursuant to the terms of the MM2 Plan. A beneficial interest expense of $78 was charged to operations.

The Company issued 1,000,000 shares of its Class A Common Stock valued at $25,000, as compensation to officers of Genotec Nutritionals for year-end bonuses pursuant to the provisions of the Genotec Plan.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2007 AND 2006


The Company issued 42,685,673 restricted shares of its Class A Common Stock to YA Global for conversion of $87,950 of Secured Convertible Debentures issued on April 7, 2005 and subsequently amended on July 20, 2006.

For the six months ended December 31, 2006, the Company had the following
-------------------------------------------------------------------------
transactions in its Class A common stock:
-----------------------------------------

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

CLASS B COMMON STOCK

As of December 31, 2007, Class B Common Stock consisted of 50,000,000 shares of authorized common stock with no par value, 10,000,000 shares were issued and outstanding. Class B stock has voting rights of 100 to 1 with respect to Class A Common Stock. Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that the Company had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding-up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2007 AND 2006


NOTE 10 - STOCK INCENTIVE PLANS

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2007 AND 2006


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

NOTE 13 - SUBSEQUENT EVENTS

On January 9, 2008, the Company issued 1,999,600 shares of its Class A Common Stock valued at $17,997, as compensation to officers of Genotec Nutritionals for bonuses in accordance with provisions of the Genotec Plan.

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

SIX MONTHS ENDED DECEMBER 31, 2007 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
----------------------------------------------------------------------------
2006
----

Prior to the acquisition of Genotec Nutritionals, Inc ("Genotec") on September 21, 2006, the Company had no sales and limited operations. Consequently, comparison of the current period results to prior period results may not be meaningful.

Total sales for the six months ended December 31, 2007 and 2006 were $1,202,836 and $426,276, respectively. The increase in sales in 2007 was derived from the sales of nutritional supplements by Genotec. Approximately 80% of the current period sales were derived from a new product that was introduced in the fourth quarter of the fiscal year 2007 by Genotec.

Cost of sales for the six months ended December 31, 2007 and 2006 were $965,441 and $154,254, respectively. The costs in 2007 represent the costs of bulk supplies of capsules and sealed powders, bottles, caps, shipping containers, packaging and shipping of nutritional supplements by Genotec.

Total operating expenses for the six months ended December 31, 2007 and 2006, were $788,371 and $590,132, respectively. The increase of $198,239 was primarily due to the effect of the Genotec acquisition of approximately $217,000. The most significant portion of the Genotec expenses were related to payroll related expenses of $125,150, rent and utilities of $17,597, insurance of $15,391, selling expenses of $22,763 and travel expenses of $22,106.

Total other (income) expense for the six months ended December 31, 2007 was an expense of $192,955. This total was primarily comprised of amortization of the discount on debt conversion of $446,689, interest expense of $100,139 and liquidated damages of $225,148. These amounts are offset by a gain on revaluation of derivatives of $500,807, consulting income of $70,000 on the Deep Field Consulting Agreement and interest income of $8,292. The other (income) expense for the six months ended December 31, 2006 was an expense of $1,577,914 This total was comprised of amortization of the discount on debt conversion of $290,439, loss on revaluation of derivatives of $823,617, write-off of financing costs of $369,625, liquidated damages of $81,424 interest expense of $62,129. These amounts are offset by interest income of $9,128 and a gain on disposition of derivative liability of $40,192. Interest expense is related to accrued interest on the YA Global Convertible Debentures and interest income is related to interest on the cash accounts.

Net loss for the six months ending December 31, 2007 and 2006, was $743,931 and $1,896,024, respectively, as the result of the factors discussed above. Comparison of the current period to the prior period may not be meaningful for the reasons discussed above.

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
2006
----

Prior to the acquisition of Genotec Nutritionals, Inc ("Genotec") on September 21, 2006, the Company had no sales and limited operations. Consequently, comparison of the current period results to prior period results may not be meaningful.

Total sales for the three months ended December 31, 2007 and 2006 were $510,911 and $400,135, respectively. The increase in sales in 2007 was derived from the sales of nutritional supplements by Genotec. Approximately 80% of the current period sales were derived from a new product that was introduced in the fourth quarter of the fiscal year 2007 by Genotec.

Cost of sales for the three months ended December 31, 2007 and 2006 were $394,395 and $147,522, respectively. The costs in 2007 represent the costs of bulk supplies of raw materials, capsules and sealed powders, bottles, caps, shipping containers, packaging and shipping of nutritional supplements by Genotec.

Total operating expenses for the three months ended December 31, 2007 and 2006, were $382,574 and $368,541, respectively. The increase of $14,033 was primarily due to the effect of the Genotec acquisition. The most significant portion of the Genotec expenses was related to payroll related expenses of $24,698 and travel expenses of $17,364. These increases were offset by reduced spending in professional and consulting fees related to identifying and researching potential acquisitions

Total other (income) expense for the three months ended December 31, 2007 was an expense of $1,429,728. This total was comprised of amortization of the discount on debt conversion of $223,345, loss on revaluation of derivatives of $1,063,146, interest expense of $52,182 and liquidated damages of $111,119. These amounts are offset by interest income of $3,242 and a credit on beneficial interest expense of $16,822. The other expense for the three months ended December 31, 2006 was an expense of $400,335. This total was comprised of amortization of the discount on debt conversion of $145,220, loss on revaluation of derivatives of $145,476, interest expense of $33,531, liquidated damages of $79,818. These amounts are offset by interest income of $3,710. Interest expense is related to accrued interest on the YA Global Convertible Debentures and interest income is related to interest on the cash accounts.

Net loss for the three months ending December 31, 2007 and 2006, was $1,695,786 and $516,263, respectively, as the result of the factors discussed above. Comparison of the current period to the prior period may not be meaningful for the reason discussed above.

LIQUIDITY AND CAPITAL RESOURCES

On April 1, 2005, we entered into a Securities Purchase Agreement with YA Global for the sale of $2,500,000 of secured convertible debentures. The agreement was amended and restated on July 20, 2006 and January 4, 2007 to reflect the change in the funding formulas. Pursuant to the terms of the agreement with YA Global, on April 1, 2005 we issued a secured convertible debenture in the principal amount of $1,250,000. On July 20, 2006, the secured convertible debenture was amended and restated and reissued in an aggregate principal amount of $1,330,308, which included accrued and unpaid interest on the original convertible debenture of $80,308. On January 4, 2007, we issued a second secured convertible debenture to YA Global in the principal amount of $625,000. These debentures are convertible into Class A common stock at the discretion of the holders. These transactions required the Company to register for resale a number of shares to facilitate these financial transactions. The Company was unable to complete the registration statement in the time specified in the Registration Rights Agreement and as such, continues to incur liquidated damage charges as specified therein.

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

To date, the Company has incurred substantial losses, and will require financing for working capital to meet its operating obligations. While we have raised sufficient working capital to fund our operations for what we believe should be sufficient for the next 6 months, we will subsequently need to raise additional capital to fund our future operations. We anticipate that we will require financing on an ongoing basis for the foreseeable future to fund our working capital needs.

During the six months ended December 31, 2007 and 2006, the Company had a net decrease in cash of $206,658 and $99,518, respectively. The Company's principal use of funds during these periods was as follows:

CASH FLOWS FROM OPERATING ACTIVITIES. The Company used $202,551 in cash for operations in the six months ended December 31, 2007, a decrease of $104,179 compared to $98,372 in cash used for operations in the six months ending December 31, 2006. The decrease in cash used in operations was primarily the result of lower net cash loss (net loss after adding back non-cash items but before considering changes in certain assets and liabilities) offset by reductions in accounts receivable of $276,067 and inventory of 112,269.

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

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the period ended December 31, 2007, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weakness in our internal controls:

     A material weakness in the Company's internal controls existed as of December 31, 2007. The material weakness was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is the result of the Company's limited number of employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

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




MM2 Group, Inc.


By: /s/ Mark Meller                                    Date:   February 15, 2008
   ----------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Accounting Officer

                                INDEX OF EXHIBITS


31.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.