Form 10QSB
period 2008-03-31
MM2 GROUP, INC.
filed 2008-05-20
CIK 1141500

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Number of shares of outstanding Class A, Common Stock,
   No par value, outstanding as of May 19, 2008:                 377,105,051

Transitional Small Business Disclosure Format (check one). YES [ ] NO [X]
================================================================================

                        MM2 GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

                                TABLE OF CONTENTS
                                -----------------

                                                                        Page No.
                                                                        --------

PART I.                      FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Balance Sheet - March 31, 2008                                   2-3

         Statements of Income - For the nine months and three
            months ended March 31, 2008 and 2007                            4

         Statements of Accumulated Other Comprehensive Loss - For
            the nine months ended March 31, 2008                            5

         Statements of Cash Flows - For the nine months ended
            March 31, 2008 and 2007                                       6-8

         Notes to Condensed Consolidated Financial Statements            9-20


Item 2.  Management's Discussion and Analysis or Plan of Operations     21-24

Item 3A(T). Controls and Procedures                                     25-26

PART II. OTHER INFORMATION

Item 6.  Exhibits                                                          27

                        MM2 GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2008

                                     ASSETS
                                     ------


CURRENT ASSETS
Cash and cash equivalents                                           $  154,241
Securities available for sale                                            4,000
Accounts receivable, net of allowance for doubtful accounts of $0      469,688
Inventory                                                              144,393
Prepaid expenses                                                        60,241
                                                                    ----------
    Total current assets                                               832,563
                                                                    ----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,767        7,393
                                                                    ----------

OTHER ASSETS
Deposits and other assets                                                3,183
                                                                    ----------

TOTAL ASSETS                                                        $  843,139
                                                                    ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                               $1,536,885
Due to related parties                                                 877,453
Convertible debentures payable, net of discount of $379,594          1,399,464
Derivative liability                                                 1,297,895
Warrant liability                                                    1,009,437
                                                                    ----------

   Total current liabilities                                         6,121,134
                                                                    ----------

TOTAL LIABILITIES                                                    6,121,134
                                                                    ----------
COMMITMENTS AND CONTINGENCIES


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) (CONTINUED)
                                 MARCH 31, 2008


TEMPORARY EQUITY
Common stock: Class B - no par value, authorized 50,000,000
   shares; 10,000,000 shares issued and outstanding                      1,000
                                                                    ----------

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
    no shares issued and outstanding                                      --
Common stock:
   Class A - no par value; authorized 450,000,000 shares;
       226,216,161 shares issued and outstanding                     1,275,324
   Class B - no par value; authorized 50,000,000 shares;
       10,000,000 shares issued and outstanding                           --
Additional paid-in capital                                             750,000
Accumulated comprehensive loss                                        (276,000)
Accumulated deficit                                                 (7,028,319)
                                                                    ----------
   Total stockholders' deficit                                      (5,278,995)
                                                                    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $  843,139
                                                                    ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
       FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2008 AND 2007

                                                    For the nine months ended        For the three months ended
                                                            March 31,                         March 31,
                                                      2008             2007             2008             2007
                                                 -------------    -------------    -------------    -------------
SALES, net                                       $   1,888,499    $     674,230    $     685,663    $     247,954
COST OF SALES                                        1,463,814          250,864          498,373           96,610
                                                 -------------    -------------    -------------    -------------
GROSS PROFIT                                           424,685          423,366          187,290          151,344
                                                 -------------    -------------    -------------    -------------

GENERAL AND ADMINISTRATION EXPENSES
  Selling and marketing expenses                        23,186           27,960              424           20,460
  General and administrative expenses                1,076,789        1,197,307          327,673          615,118
  Depreciation expenses                                  1,426              994              558              551
  Amortization of financing costs                       23,438            7,812            7,813            7,812
                                                 -------------    -------------    -------------    -------------
  Total general and administration expenses          1,124,839        1,234,073          336,468          643,941
                                                 -------------    -------------    -------------    -------------

(LOSS) FROM OPERATIONS                                (700,154)        (810,707)        (149,178)        (492,597)
                                                 -------------    -------------    -------------    -------------

OTHER (INCOME) EXPENSES
    Other (income)                                      (9,782)         (57,816)          (1,490)          (8,496)
    Interest expense                                   147,526          108,589           47,387           46,460
    Liquidated damages                                 333,423          119,531          108,275           38,107
    (Gain) loss on revaluation of derivatives       (3,212,437)          57,382       (2,711,630)        (766,235)
    Consulting (income)                                (70,000)        (280,000)            --           (280,000)
    Beneficial interest expense                        165,152             --            165,074             --
    Amortization of discount on debt conversion        670,033          513,783          223,344          223,344
    Write-off of deferred financing costs                 --            369,625             --               --
                                                 -------------    -------------    -------------    -------------
  Total other (income) expenses                     (1,976,085)         831,094       (2,169,040)        (746,820)
                                                 -------------    -------------    -------------    -------------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                       1,275,931       (1,641,801)       2,019,862          254,223

PROVISION FOR INCOME TAXES                                --               --               --               --
                                                 -------------    -------------    -------------    -------------

NET INCOME (LOSS) APPLICABLE TO
    COMMON SHARES                                $   1,275,931    $  (1,641,801)   $   2,019,862    $     254,223
                                                 =============    =============    =============    =============

NET INCOME (LOSS) PER COMMON SHARE
  Basic                                          $        0.01    $       (0.01)   $        0.01    $        0.00
                                                 =============    =============    =============    =============
  Diluted                                        $        0.00    $       (0.01)   $        0.00    $        0.00
                                                 =============    =============    =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                            173,416,986      138,179,546      196,783,162      144,349,948
                                                 =============    =============    =============    =============
  Diluted                                          450,000,000      138,179,546      450,000,000      165,099,948
                                                 =============    =============    =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

               MM2 GROUP, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED
             OTHER COMPREHENSIVE LOSS (UNAUDITED)
           FOR THE NINE MONTHS ENDED MARCH 31, 2008



Balance at July 1, 2007                                             $     --

Unrealized loss on securities available for sale:
     Unrealized losses arising during the period       $ (276,000)
                                                       ----------
     Net change for the period                                         (276,000)
                                                                     ----------
Balance at March 31, 2008                                            $ (276,000)
                                                                     ==========










              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

                                                                          2008           2007
                                                                      -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                                     $ 1,275,931    $(1,641,801)
Adjustments to reconcile net income (loss) to net cash (used in)
  operating activities
      Depreciation                                                          1,426            994
      Common stock issued for services and compensation                    81,377        226,546
      Amortization of discount on debt conversion                         670,033        513,783
      Amortization of prepaid financing costs                              23,438          7,812
      (Gain) loss on revaluation of derivatives                        (3,212,437)        57,382
      (Gain) on disposition of derivative liability                          --          (40,192)
      Write-off of financing costs                                           --          369,625
      Beneficial interest expense                                         165,152           --
      Securities receivable for consulting income                         (70,000)      (280,000)
Changes in operating assets and liabilities:
      Accounts receivable                                                 125,692       (111,027)
      Inventory                                                            57,304       (208,915)
      Prepaid expenses and other assets                                    23,477         (1,065)
      Accounts payable and accrued liabilities                            400,811        490,945
      Due to related parties                                              158,970        216,390
                                                                      -----------    -----------
Total cash (used in) operating activities                                (298,826)      (399,523)
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                   (4,532)        (2,196)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from debt financing                                           --          625,000
                                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (303,358)       223,281

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           457,599        504,598
                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $   154,241    $   727,879
                                                                      ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the period for:
 Interest expense                                                     $      --      $      --
                                                                      ===========    ===========
 Income taxes                                                         $      --      $      --
                                                                      ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

For the nine months ended March 31, 2008:
-----------------------------------------
The Company issued 4,738,148 shares of its Class A Common Stock valued at $38,458, as compensation to Meritz & Muenz LLP for repayment of legal services valued at $38,380, which was provided during the year ended June 30, 2006, pursuant to the terms of the MM2 Plan. A beneficial interest expense of $78 was charged to operations.

The Company issued 2,999,600 shares of its Class A Common Stock valued at $42,997, as compensation to officers of Genotec Nutritionals for bonuses pursuant to the provisions of the Genotec Plan.

The Company issued 72,750,890 shares of its Class A Common Stock to YA Global Investments (f/k/a Cornell Capital Partners) ("YA Global"), valued at $291,324, for conversion of $126,250 of Secured Convertible Debentures issued on April 7, 2005 and subsequently amended on July 20, 2006. A beneficial interest expense of $165,074 was charged to operations.

For the nine months ended March 31, 2007:
-----------------------------------------
The Company issued 1,849,689 shares of Class A common stock with a total value of $120,230, which represents full satisfaction of the Commitment Shares under the Standby Equity Distribution Agreement, pursuant to the Termination Agreement of July 20, 2006.

The Company issued 3,150,311 shares of Class A common stock with a total value of $204,770, for Commitment Shares pursuant to the Amended and Restated Securities Purchase Agreement of July 20, 2006.

The Company issued 600,000 shares of its Class A common stock with a total value of $30,000, as compensation to Stephen Wien for services provided.

The Company issued 825,852 shares of its Class A common stock with a total value of $45,046, as compensation for the strategic alliance with UTEK Corporation to identify synergistic technology acquisition opportunities.

The Company concluded the acquisition of Genotec Nutritionals, Inc. Pursuant to the Asset Purchase Agreement, the Company issued 10,000,000 shares of Class A common stock valued at $300,000 to to George Kontonotas, Joseph Freedman, Susan Blancato, Michael Logerfo, Maureen McLaughlin, Paula Daddone, Maureen Bridges and Robert Blancato.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007


 SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES -Continued

      The net effect of the acquisition on cash flows is as follows:


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

The Company issued 100,000 restricted shares of its Class A common stock with a total value of $4,000, to Dr. Yevsey Belinky for the continuing development of a new cardiac supplement product line.

The Company issued 500,000 restricted shares of its Class A common stock with a total value of $25,000, to William Maier pursuant to his consulting agreement for product marketing services.

The Company issued 3,086,420 shares of Class A common stock to YA Global (f/k/a/ Cornell Capital Partners) as repayment of principal on outstanding convertible debentures, valued at $50,000.

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2007


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

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2007

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

On September 21, 2006, the Company completed the acquisition of Genotec Nutritionals, Inc, a New York based manufacturer and distributor of nutritional supplements. Pursuant to the Asset Purchase Agreement, the Company issued 10,000,000 shares of Class A common stock valued at $300,000 to George Kontonotas, Joseph Freedman, Susan Blancato, Michael Logerfo, Maureen McLaughlin, Paula Daddone, Maureen Bridges and Robert Blancato. In addition, the Company executed three-year employment agreements with Mr. Kontonotas, Mr. Freedman and Ms Blancato and purchased $75,000 of Genotec's Series A Convertible Preferred Stock, which was used to fund the working capital.

The result of operations for the nine months ending March 31, 2008 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended June 30, 2007. References to the "Company," "we," "us" and "our" refer to MM2 Group Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at March 31, 2008 of $50,418. The cash equivalents represent investments in Triple A credit rated money market funds that have 7-day auction rates competitive with current market conditions.

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. The Company has uninsured cash balances at March 31, 2008 of $119,020.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2007

The Company provides credit terms to its corporate customers based on their negotiated contracts, which range from "payment on delivery" to "90 days" terms. Our two largest customers represent approximately $360,000, or 76%, of our receivables at March 31, 2008. Both of these customers have excellent payment histories and we do not expect to experience any losses on these collections.

Marketable Securities
---------------------
The Company has evaluated its investment policies consistent with FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption Accumulated Other Comprehensive Loss.

Revenue Recognition
-------------------
The Company recognizes revenues when products are shipped from its warehouse or when the Company is notified that product has been drop-shipped from the suppliers or from our outsourced packagers

Our largest customer at March 31, 2008, represented approximately 80% of our product sales for the nine months ended March 31, 2008. This customer is satisfied with our products and service and we expect to continue to do business with them for the foreseeable future.

Accounts Receivables
--------------------
Accounts receivables consist primarily of uncollected invoices for product sales. Payment terms vary from customer to customer and range from "payment on delivery" to "90 days" terms. In addition, collection on credit card sales is generally settled in 5 days. The Company does not provide for customer returns, but will accommodate customers in special circumstances. Management has determined that, based on its experience, that no provision for product returns is required at March 31, 2008.

Inventory
---------
Inventory consists primarily of bulk supplies of capsules and sealed powders, bottles, caps and shipping containers are stored in our warehouse. Product shipments from our warehouse are bottled and packaged immediately before delivery. Inventory is valued at the average cost of all purchases.

Inventory reserves are estimated for excess and slow-moving inventory. These estimates are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, inventory write-downs may be required. Management has determined that no provision for excess and slow-moving inventory is required at March 31, 2008.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2007

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2007

The shares used in the computations are as follows:

                                                                                         Nine months ended March 31,
                                                                                      --------------------------------
                                                                                          2008                2007
                                                                                      ------------        ------------
  Basic net income (loss) per share computation:
  ----------------------------------------------
    Net (loss) attributable to common stockholders                                    $  1,275,931        $ (1,641,801)
    Weighted-average common shares outstanding                                         173,416,986         138,179,546
    Basic net income (loss) per share attributable to common stockholders             $       0.01        $      (0.01)

  Diluted net income (loss) per share computation:
  ------------------------------------------------
    Net (loss) attributable to common stockholders                                    $  1,275,931        $ (1,641,801)
    Weighted-average common shares outstanding                                         173,416,986         138,179,546
    Incremental shares attributable to the assumed conversion of Class B
      common stock, convertible debentures and warrants                                 276,583,014            N/A
    Total adjusted weighted-average shares                                              450,000,000        138,179,546
    Diluted net income (loss) per share attributable to common stockholders           $        0.00       $      (0.01)

The Company had common stock equivalents in excess of its authorized capital at March 31, 2008, so the maximum authorized shares of 450,000,000 are shown for diluted earnings per common share calculations. The Company had common stock equivalents of 20,750,000 at March 31, 2007.

Comprehensive Income (Loss)
---------------------------
FAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of March 31, 2008, the Company has several items that represent comprehensive income, and thus, has included a statement of comprehensive income (loss).

Derivative Liabilities
----------------------
During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the nine months ended March 31, 2008 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the YA Global Convertible Debentures.

Recent Accounting Pronouncements
--------------------------------
In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2007

value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2, EFFECTIVE DATE OF FASB STATEMENT NO. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for us beginning July 1, 2008; FSP 157-2 delays the effective date for certain items to July 1, 2009. We are currently assessing the potential impact that adoption of this statement may have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning July 1, 2008. We are currently assessing the potential impact that electing fair value measurement would have on our financial statements and have not determined what election we will make.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 160 may have on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, BUSINESS COMBINATIONS, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2007

NOTE 3 - SECURITIES AVAILABLE FOR SALE

On February 13, 2007, the Company received 4,000,000 shares for Deep Field Technologies Class A Common Stock as compensation pursuant to the Consulting Agreement with Deep Field Technologies, valued at $1,120,000. The Company provided general corporate finance advisory and other similar consulting services for a period of six (6) months from the date of the agreement. Subsequent to the issue date of these securities, circumstances had changed which impaired the expected fair value of the shares and management reduced the fair value to $280,000. At March 31, 2008, the fair value of these securities is $4,000. The President and CEO of the Company was also the President and CEO of Deep Field Technologies prior to execution of the Consulting Agreement.

NOTE 4 - INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                    At March 31,
                                                2008            2007
                                            ------------    ------------
         Deferred tax asset                 $  1,300,000    $  1,581,000
         Less:  Valuation allowance           (1,300,000)     (1,581,000)
                                             -----------    ------------
         Net deferred tax assets            $       --      $       --
                                            ============    ============

As of March 31, 2008 and 2007, the Company has net operating loss carry forwards of approximately $3,400,000 and $4,650,000, respectively, that can be utilized to offset future taxable income for Federal income tax purposes through 2026. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of March 31, 2008, the Company has accrued $877,453 of deferred compensation for the Non-executive Chairman and the President of the Company. These deferrals will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments. The Non-executive Chairman and the President of the Company have further agreed, however, to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2007

NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE

On April 1, 2005, we entered into a Securities Purchase Agreement with YA Global for the sale of $2,500,000 of secured convertible debentures. The agreement was amended and restated on July 20, 2006 and January 4, 2007 to reflect the change in the funding formulas. Pursuant to the terms of the agreement with YA Global, on April 1, 2005 we issued a secured convertible debenture in the principal amount of $1,250,000. On July 20, 2006, the secured convertible debenture was amended and restated and reissued in an aggregate principal amount of $1,330,308, which included accrued and unpaid interest on the original convertible debenture of $80,308. Interest on the outstanding principal balance of the Secured Convertible Debentures accrues at the annual rate of 10%. Payment of principal and accrued interest shall be paid on or before July 1, 2008 on the July 20, 2006 debenture. During the year ended June 30, 2007, we issued 3,086,420 shares of Class A common stock as repayment of principal of $50,000. During the nine months ended March 31, 2008, we issued 72,750,890 shares of Class A common stock as repayment of principal of $126,250. As of March 31, 2008 the remaining principal balance of the convertible debenture was $1,154,058 plus $216,181 of accrued interest.

On January 4, 2007, we issued a secured convertible debenture in the principal amount of $625,000. Interest on the outstanding principal balance of this Secured Convertible Debentures accrues at the annual rate of 10%. Payment of principal and accrued interest shall be paid on or before January 1, 2009. As of March 31, 2008 the remaining principal balance of the convertible debenture was $625,000 plus $77,397 of accrued interest.

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2007

The aggregate principal value of the Amended and Restated Secured Convertible Debenture is $1,779,058. This amount is shown net of the unamortized portion of the discount on conversion of $379,594. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on debt conversion on the statement of operations.

NOTE 7 - DERIVATIVE LIABILITY

In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $1,161,755 as a liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $1,297,895. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

       Fair market value of stock                            $0.0010
       Lowest closing bid price last 30 trading days         $0.0010
       Exercise price                                        $0.0009
       Dividend yield                                           0.00%
       Risk free interest rate                                  5.60%
       Expected volatility                                    297.49%
       Expected life                                     .25 to .75 Years

The derivative value of the January 4, 2007 debenture exceeded the face amount of the debenture and as such, the excess value of $855,597 was charged to the Loss on revaluation of derivatives on the consolidated statements of operations in the year ended June 30, 2007.

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in (gain) loss on revaluation of derivatives in the consolidated statements of operations. During the nine months ended March 31, 2008, there was a change in the fair value of the embedded derivatives, which resulted in a total gain of $3,212,437.

In accordance with SFAS 133, SFAS 150 and EITF 00-19, the initial fair market value of the derivatives is recorded as a debt discount. The initial value of the debt discount of $1,786,755 is being amortized over the life of the convertible debentures. Amortization expense on the derivative for the nine months ending March 31, 2008 was $670,033.

NOTE 8 - TEMPORARY EQUITY

As of March 31, 2008, the Company does not have sufficient quantity of authorized Class A common stock to meet it potential obligations for conversions of the Class B common stock, the YA Global Secured Convertible Debentures and the YA Global Warrants. The Class B common stock is convertible into approximately 10.5 billion shares of Class A common stock. The YA

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2007

Global Secured Convertible Debentures are convertible into approximately 2 billion shares of Class A common stock. The YA Global Warrants are convertible into approximately 21 million shares of Class A common stock. The aggregate amount of shares outstanding and those due upon these conversions is in excess of 12.5 billion, which exceeds the 450 million authorized in the Certificate of Incorporation. As such, the Class B common stock has been reclassified to temporary equity until the situation can be resolved. Management intends to remedy this situation by increasing the number of authorized shares with the consent of the shareholders, or, alternatively, seeking a written forbearance from the holders of the Class B Common Stock whereby those holders will consent to not converting their Class B Common Stock to Class A Common Stock unless and until there is sufficient Class A Common Stock authorized by the Corporation to honor such conversion.

NOTE 9 - STOCKHOLDERS' DEFICIT

In accordance with its Certificate of Incorporation as filed on July 7, 2005, the Company is authorized to issue 1,000,000 shares of Preferred stock, $1.00 par value, 450,000,000 shares of Class A common stock, no par value; and 50,000,000 shares of Class B Common Stock, no par value.

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of March 31, 2008, no shares were issued or outstanding.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of March 31, 2008: 450,000,000 shares of authorized common stock with no par value, 226,216,161 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

For the nine months ended March 31, 2008, the Company had the following transactions in its Class A common stock:

The Company issued 4,738,148 shares of its Class A Common Stock valued at $38,458, as compensation to Meritz & Muenz LLP for the repayment of legal services valued at $38,380, which was provided during the year ended June 30, 2006, pursuant to the terms of the MM2 Plan. A beneficial interest expense of $78 was charged to operations.

The Company issued 2,999,600 shares of its Class A Common Stock valued at $42,997, as compensation to officers of Genotec Nutritionals for bonuses pursuant to the provisions of the Genotec Plan.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2007

The Company issued 72,750,890 shares of its Class A Common Stock to YA Global, valued at $291,324, for conversion of $126,250 of Secured Convertible Debentures issued on April 7, 2005 and subsequently amended on July 20, 2006. A beneficial interest expense of $165,074 was charged to operations.

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

The Company issued 1,411,765 shares of its Class A common stock with a initial value of $77,005, as compensation for the strategic alliance with UTEK Corporation to identify synergistic technology acquisition opportunities in the future. On March 1, 2007, the Company terminated it agreement with UTEK Corporation and canceled the 1,411,725 shares of Class A Common Stock previously issued. The Company reissued 825,852 shares of its' Class A Common Stock with a total value of $45,046, in settlement of all fees earned through the termination date.

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2007

The Company issued 3,086,420 restricted shares of its' Class A Common Stock to YA Global (f/k/a/ Cornell Capital Partners) upon conversion of $50,000 of the YA Global Convertible Debentures.

On March 1, 2007, the Company issued 2,000,000 restricted shares of its' Class A Common Stock with a total value of $112,000, to Dr. Jeffrey Shapiro, and his assignees, as a partial fee for joining the Company's Board of Scientific Advisors and for providing the Company consulting services relating to the development of a new cardiac supplement product line.

CLASS B COMMON STOCK

As of March 31, 2008, Class B Common Stock consisted of 50,000,000 shares of authorized common stock with no par value, 10,000,000 shares were issued and outstanding. Class B stock has voting rights of 100 to 1 with respect to Class A Common Stock. Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that the Company had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding-up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2007

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

Although the Company has reported a profit for this period, it has suffered recurring losses and experiences a deficiency of cash flow from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2007

dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

NOTE 13 - SUBSEQUENT EVENTS

Between April 7, 2008 and May 7, 2008, the Company has issued 85,888,890 shares of its Class A Common Stock to YA Global, valued at $129,322, for conversion of $40,300 of Secured Convertible Debentures. A beneficial interest expense of $89,022 will be charged to operations.

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

NINE MONTHS ENDED MARCH 31, 2008 COMPARED TO NINE MONTHS ENDED MARCH 31, 2007
-----------------------------------------------------------------------------

Prior to the acquisition of Genotec Nutritionals, Inc ("Genotec") on September 21, 2006, the Company had no sales and limited operations. Consequently, comparison of the current period results to prior period results may not be meaningful.

Total sales for the nine months ended March 31, 2008 and 2007 were $1,888,499 and $674,230, respectively. Approximately 80% of the current period sales were derived from a new product that was introduced in the fourth quarter of the fiscal year 2007 by Genotec.

Cost of sales for the nine months ended March 31, 2008 and 2007 were $1,463,814 and $250,864, respectively. The costs represent the costs of bulk supplies of capsules and sealed powders, bottles, caps, shipping containers, packaging and shipping of nutritional supplements by Genotec. Approximately 85% of the costs for the nine months ended March 31, 2008 were related to the new product, which carries an average 12% gross profit.

Total operating expenses for the nine months ended March 31, 2008 and 2007, were $1,124,839 and $1,234,073, respectively. The decrease of $109,234 was primarily due to reductions of professional fees related to public relations programs that were instituted in 2007 but not repeated in 2008. In addition, the Company incurred approximately $50,000 in legal and accounting fees in 2007 for preparation of registration statement that was subsequently withdrawn.

Total other (income) expense for the nine months ended March 31, 2008 was an income of $1,976,085. This total was primarily comprised of gains on revaluation of derivatives of $3,212,437, consulting income of $70,000 on the Deep Field Consulting Agreement and interest income of $8,292. These amounts are offset by amortization of the discount on debt conversion of $670,033, liquidated damages of $333,423, beneficial interest on stock issuance of $165,152, and interest expense of $147,526. The other (income) expense for the nine months ended March 31, 2007 was an expense of $831,094. This total was comprised of amortization of the discount on debt conversion of $513,783, the write-off of financing costs of $369,625, liquidated damages of $119,531, interest expense of $108,589 and loss on revaluation of derivatives of $57,382. These amounts are offset by consulting income of $280,000 on the Deep Field Consulting Agreement, interest income of $17,624 and a gain on disposition of derivative liability of $40,192. Interest expense is related to accrued interest on the YA Global Convertible Debentures and interest income is related to interest on the cash accounts.

Net income (loss) for the nine months ending March 31, 2008 was an income of $1,275,931 and a net loss of $1,641,801 for the nine months ended March 31, 2007. The increase in net income of $2,917,732, as compared to the prior year loss, is primarily due to favorable change in the gain on revaluation of derivatives of $3,269,819 and increases in new product sales.

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007
-------------------------------------------------------------------------------

Total sales for the three months ended March 31, 2008 and 2007 were $685,663 and $247,954, respectively. This was an increase of $437,709, primarily on the sales of a new product that was introduced in the fourth quarter of the fiscal year 2007 by Genotec.

Cost of sales for the three months ended March 31, 2008 and 2007 were $498,373 and $96,610, respectively. A significant portion of the increase was related to the new product sales that carries an average gross profit rate of 12%. The remaining portion of the increase was related to the the costs of bulk supplies of capsules and sealed powders, bottles, caps, shipping containers, packaging and shipping of and an unfavorable mix of product sales compared to the prior year.

Total operating expenses for the three months ended March 31, 2008 and 2007, were $336,468 and $643,941, respectively. The decrease of $307,343 was primarily due to reductions of professional fees related to public relations programs and product marketing and development programs that were instituted in 2007 but not repeated in 2008.

Total other (income) expense for the three months ended March 31, 2008 was an income of $2,169,040. This total was primarily comprised of a gain on revaluation of derivatives of $2,711,630. This gain was offset by expenses on amortization of the discount on debt conversion of $223,344, beneficial interest on stock issuances of $165,074, interest expense of $47,387 and liquidated damages of $108,275. The other (income) expense for the three months ended March 31, 2007 was an income of $746,820. This total was primarily comprised of a gain on revaluation of derivatives of $766,235 and consulting income of $280,000 on the Deep Field Consulting Agreement. These amounts are offset by amortization of the discount on debt conversion of $223,344, interest expense of $46,460 and liquidated damages of $38,107. Interest expense is related to accrued interest on the YA Global Convertible Debentures and interest income is related to interest on the cash accounts.

Net income for the three months ending March 31, 2008 and 2007, was $2,019,862 and $254,223, respectively. The increase in net income of $1,765,639, as compared to the prior year, is primarily due to favorable change in the gain on revaluation of derivatives of $1,945,395, increases in new product sales and decreases in operating expense as discussed above.

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

During the nine months ended March 31, 2008, the Company had a net decrease in cash of $303,358 and during the nine months ended March 31, 2007, the Company had a net increase in cash of $223,281. The Company's principal use of funds during these periods was as follows:

CASH FLOWS FROM OPERATING ACTIVITIES. The Company used $298,826 in cash for operations in the nine months ended March 31, 2008, a decrease of $100,697 compared to $399,523 in cash used for operations in the nine months ending March 31, 2007. The decrease in cash used in operations was primarily the result of reductions in open receivables from the management of the collection process and the reductions in inventory levels to sustain the operations.

CASH FLOWS FROM INVESTING ACTIVITIES. For the nine months ending March 31, 2008, the Company invested $4,532 to create a trade show booth for exhibitions and to upgrade their back office network. For the nine months ended March 31, 2007, the Company invested $2,196 to upgrade the back office network of their newly acquired subsidiary, Genotec Nutritionals.

CASH FLOWS FROM FINANCING ACTIVITIES. The Company received $625,000 cash from financing in the nine months ended March 31, 2007. This represented the net proceeds from the sale of a $625,000 Secured Convertible Debenture to Cornell Capital Partners. The Company had no new financing activities for the nine months ended March 31, 2008.

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

ITEM 3A(T). CONTROLS AND PROCEDURES

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

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the period ended March 31, 2008, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weakness in our internal controls:

     A material weakness in the Company's internal controls existed as of March 31, 2008. The material weakness was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is the result of the Company's limited number of employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

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

MM2 Group, Inc.

By: /s/ Mark Meller                                           Date: May 20, 2008
    ---------------------
Mark Meller, President,
Chief Executive Officer and
Principal Accounting Officer

                                INDEX OF EXHIBITS


31.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.