Form 10KSB
period 2008-06-30
MM2 GROUP, INC.
filed 2008-10-14
CIK 1141500

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2008

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


Securities registered under Section 12(b) of the Exchange Act: NONE. Securities registered under Section 12(g) of the Exchange Act: CLASS A COMMON
                                                                STOCK , NO PAR
                                                                VALUE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). YES      NO  X
                                     ---     ---

State issuer's revenues for its most recent fiscal year:  $2,680,758

As of October 10, 2008, the Registrant had 449,999,999 shares of Class A Common Stock, no par value per share, outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and ask prices on that date was $225,000.

Transitional Small Business Disclosure Format (check one).  YES      NO  X
                                                                ---     ---

================================================================================

                                     PART I

Item 1. Description of business                                                4

Item 2. Description of property                                               17

Item 3. Legal proceedings                                                     18

                                     PART II

Item 5. Market for common equity and related stockholder matters.             19

Item 6. Management's discussion and analysis or plan of operations.           22

Item 7. Financial statements                                                  25

Item 8A(T). Controls & Procedures                                             26

                                    PART III

Item 9. Directors, executive officers, promoters and control persons,
        compliance with Section 16(a) of the Exchange Act                     28

Item 10.Executive compensation.                                               31

Item 11.Security ownership of certain beneficial owners and management        32

Item 12.Certain relationships and related transactions                        34

Item 13.Exhibits                                                              34

Item 14. Principal Accountant Fees and Services                               37

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


EMPLOYEES

         As of June 30, 2008, the Company had five full time employees and three part-time employees. The five full time employees and one of the part time employees are employed at Genotec Nutritionals in sales, administration and shipping functions. The remaining two part time employees are the Non-executive Chairman of the Board of Directors, Jerome Mahoney and the President and Chief Executive Officer, Mark Meller. Mr. Mahoney and Mr. Meller are considered part-time employees pursuant to their respective employment agreements.

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

         The Company has received a report from its independent auditors for the fiscal year ended June 30, 2008 containing an explanatory paragraph that describes the uncertainty regarding the Company's ability to continue as a going concern because the Company has incurred substantial accumulated deficits and operating losses. These issues lead to substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

         We have relied on the private placement of secured convertible debentures to obtain working capital and may continue to do so in the future. As of the date of this filing, we have outstanding $1,719,058 of 10% convertible debentures owing to YA Global. The debentures provide that principal and interest due on the note can be converted into shares of our Class A Common Stock. In the event of our voluntary or involuntary liquidation while the secured convertible debentures are outstanding, the holders of those securities will be entitled to a preference in distribution of our property.

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

         Our existing convertible obligations are convertible pursuant to the formula provided in the Amended and Restated Secured Convertible Debenture. YA Global shall be entitled to convert in whole or in part, at any time and from time to time, any amount of principal and accrued interest at a price equal to 90% of the lowest closing bid price of the Common Stock during the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP. As a result, we could issue shares of our Class A Common Stock for at least a 10% discount to current market prices during any 30 trading day period.

         If the market price of our Class A Common Stock decreases and we have a conversion of our convertible obligations, we may have to issue an increased number of shares to the holders of our convertible obligations. Any sale of convertible obligations may result in a very large conversion at one time. Pursuant to the terms of the Amended and Restated Secured Convertible Debenture with YA Global, a holder of the debenture may not convert its Debenture or receive shares of Common Stock as payment of interest hereunder to the extent such conversion or receipt of such interest payment would result in the holder of the debenture beneficially owning in excess of 4.9% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest on, this Debenture. If we do not have a sufficient number of shares to cover the conversion, we may have a risk of a civil lawsuit.


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

         After the reverse merger with OldMM2, Mr. Mahoney, a member of the board of directors, and Mr. Meller, President and Chief Executive Officer, each owned 47% of the outstanding shares of our Class A Common shares and each had the right to convert 5,000,000 shares of Class B Common Stock which are convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by 50% of the lowest price that we had ever issued its Class A Common Stock. As of the date of this filing, Mr. Mahoney and Mr. Meller have exercised their rights to convert an aggregate of 22,746 shares of Class B Common Stock into approximately 101,000,000 shares of Class A Common Stock. In addition, Mr. Mahoney and Mr. Meller have the right to convert the amount of all accrued and unpaid deferred compensation into shares of Class A Common and/or Class B Common Stock for each dollar of accrued and unpaid deferred compensation, provided that the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities. There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney and Mr. Meller upon the conversion of this indebtedness. In addition, we anticipate that Mr. Mahoney and Mr. Meller, the non-executive Chairman of the Board and President and Chief Executive Officer of the Company, respectively, will also continue to serve in their current management positions of other companies. Mr. Mahoney is Chairman and Chief Executive Officer of iVoice, Inc. ("iVoice") and Chairman and Chief Executive Officer of iVoice Technology, Inc. ("iVoice Technology"). He is also the Non-Executive Chairman of Trey Resources, Inc. ("Trey"). Mr. Meller is Chief Executive Officer of Trey, Chairman and Chief Executive Officer of Thomas Pharmaceuticals, Ltd. ("Thomas"), and a Director of SpeechSwitch, Inc. ("SpeechSwitch"). These relationships could create, or appear to create, potential conflicts of interest when our directors and management are faced with decisions that could have different implications for the Company, iVoice, Trey, SpeechSwitch, Thomas, and iVoice Tech. For example, Mr. Mahoney and/or Mr. Meller may experience conflicts of interest with respect to the allocation of their time, services and functions among the companies named above, the Company and any other projects. Other examples could include potential business acquisitions that would be suitable for the Company, iVoice, Trey, SpeechSwitch, Thomas, or iVoice Tech, or activities undertaken by iVoice, Trey, SpeechSwitch, Thomas, or iVoice Tech in the future that could be in direct competition with the Company. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of the Company. Furthermore, we do not have any formal procedure for resolving such conflicts of interest should they arise.

THE COMPANY'S STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE BUSINESSES.

         In July 2006 and as subsequently amended in January 2007, we entered into a Securities Purchase Agreement with YA Global to purchase $2.5 million of convertible debentures from the Company. If working capital or future acquisitions are financed through the issuance of equity securities, our stockholders would experience significant dilution. In addition, the conversion of outstanding debt obligations into equity securities would have a dilutive effect on our shareholders. Further, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our Class A Common Stock.

         If we cannot satisfy the registration requirements of the Securities Purchase Agreement with YA Global and they do not purchase the balance of the convertible debentures, then we will not have sufficient capital resources to conduct our business on a long-term basis, which would have a material adverse effect on us and our financial condition. Management believes that its going-forward expenses over the next 12 months will be approximately $1,250,000 and we expect to have aggregate liabilities of approximately $8,350,000, which includes salaries for officers, employees and professionals over the next 12 months. Management has no current plan to purchase additional equipment or services. Management believes that the deficiency between our expenses and net revenues will be addressed through additional capital raises. If there are additional deficiencies that are in excess of the proceeds of the capital we are able to raise, and we are unable to obtain funds from an equity line of credit, management believes that we can limit our operations, defer payments to management and maintain our business at nominal levels until we can identify alternative sources of capital.

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

WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS WHEN NEEDED.

         We are dependent on external financing to fund our operations. Our financing needs were historically provided through the sale of convertible debentures to YA Global Investments ("YA Global") (f.k.a. Cornell Capital Partners, LP) in connection with the Securities Purchase Agreement. In the event that YA Global fails to purchase our convertible debentures, we will be forced to raise capital through other sources through the sale of debt or equity.

         We cannot assure you that we will be able to access financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on us, our financial condition and our business.

OUR OBLIGATIONS UNDER THE SECURITIES PURCHASE AGREEMENT ARE SECURED BY SUBSTANTIALLY ALL OF OUR ASSETS.

         Our obligations under the Securities Purchase Agreement to YA Global are secured by substantially all of our assets. As a result, if we default under the terms of the Securities Purchase Agreement, YA Global could foreclose its security interest and liquidate all of our assets. This would cause operations to cease.

JEROME MAHONEY, THE NON-EXECUTIVE CHAIRMAN OF THE BOARD, AND MARK MELLER, THE CHIEF EXECUTIVE OFFICER, MAY EACH HAVE, BOTH INDIVIDUALLY AND/OR JOINTLY, CONTROL OVER THE MANAGEMENT AND DIRECTION OF THE COMPANY.

         Mr. Mahoney and Mr. Meller each beneficially own approximately 98% of the Company's Class A Common Stock and 50% of the Company's Class B Common Stock, and each has the right to convert approximately $600,000 of indebtedness each into approximately 600,000 shares of our Class B Common Stock, which Class B Stock is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 50% discount of the lowest price at which we had ever issued our Class A Common Stock. There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney or Mr. Meller upon the conversion of this indebtedness. Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. If Mr. Mahoney or Mr. Meller converts his indebtedness into 600,000 shares of Class B Common Stock, they will each have voting rights equal to 60,000,000 shares of Class A Common Stock and could have control over the management and direction of the Company, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders.

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

EXISTING STOCKHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE YA GLOBAL DEBENTURES.

         The sale of shares pursuant to the terms of the YA Global Debentures will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our Class A Common Stock could decline. In addition, for a given advance, we will need to issue a greater number of shares of Class A Common Stock under the YA Global Debentures as our stock price declines. If our stock price is lower, then our existing stockholders would experience greater dilution. [See "Liquidity and Capital Resources" in Item 6. Management's Discussion and Analysis or Plan of Operation.]

THE INVESTORS HOLDING OUR CONVERTIBLE DEBENTURES WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR CLASS A COMMON STOCK.

         The Class A Common Stock to be issued upon conversion of the YA Global Debentures will be issued at a 10% discount to the lowest closing bid price of our Class A Common Stock during the 30 trading days immediately preceding the conversion date. These discounted sales could cause the price of our Class A Common Stock to decline. Further, because YA Global will acquire our Class A Common Stock under the YA Global Debentures at a discount to the then current market price, it will have an incentive to sell immediately in order to realize a gain on the difference. This incentive to sell immediately into the public market to realize a gain on the difference accelerates if the market price of our Class A Common Stock declines. [See "Liquidity and Capital Resources" in
Item 6. Management's Discussion and Analysis or Plan of Operation.]

THE INVESTORS HOLDING OUR CONVERTIBLE DEBENTURES INTEND TO SELL THEIR SHARES OF CLASS A COMMON STOCK IN THE PUBLIC MARKET, WHICH SALES MAY CAUSE OUR STOCK PRICE TO DECLINE.

         The investors holding our convertible debentures intend to sell the shares of Class A Common Stock in the public market. That means that up to approximately 3.8 billion shares of Class A Common

Stock may be sold upon recapitalization of the Company. Such sales may cause our stock price to decline.

THE SALE OF OUR STOCK UNDER OUR YA GLOBAL DEBENTURES COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FURTHER DECLINE OF OUR STOCK PRICE.

         The significant downward pressure on the price of our Class A Common Stock caused by the sale of material amounts of Class A Common Stock under the YA Global Debentures could encourage short sales by third parties. Such an event could place further downward pressure on the price of our Class A Common Stock.

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

FUTURE SALES OF OUR CLASS A COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

         The sale of a large number of our shares, or the perception that such a sale may occur, could lower our stock price. Such sales could make it more difficult for us to sell equity securities in the future at a time and price that we consider appropriate. As of September 30, 2008, approximately 138,981,270 shares of our Class A Common Stock could be considered "restricted securities" and saleable only upon registration under the Securities Act of 1933, as amended (the "Securities Act"), upon compliance with Rule 144 of the Securities Act, or pursuant to another exemption from registration.

ISSUANCE OF OUR RESERVED SHARES OF CLASS A COMMON STOCK MAY SIGNIFICANTLY DILUTE THE EQUITY INTEREST OF EXISTING STOCKHOLDERS.

         We have reserved for issuance shares of our Class A common stock upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding. Issuance of these shares will have the effect of diluting the equity interest of our existing stockholders and could have an adverse effect on the market price for our Class A common stock. As of September 30, 2008 , we have no remaining authorized shares available for future issuance.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

            Our Class A common stock, no par value, is quoted on the NASD OTC Bulletin Board under the symbol "MMGP." The following table shows the high and low closing prices for the periods indicated. Please note that the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

                                                High              Low
                                                ----              ---
        FISCAL YEAR 2007

        First Quarter                         $0.0650           $0.0200
        Second Quarter                        $0.1400           $0.0200
        Third Quarter                         $0.0850           $0.0250
        Fourth Quarter                        $0.0600           $0.0120

        FISCAL YEAR 2008

        First Quarter                         $0.0300           $0.0050
        Second Quarter                        $0.0160           $0.0023
        Third Quarter                         $0.0090           $0.0008
        Fourth Quarter                        $0.0028           $0.0006

HOLDERS OF COMMON EQUITY.

         As of October 10, 2008, the number of record holders of our common shares was approximately 104.

DIVIDEND INFORMATION.

         To date, the Company has never paid a cash dividend. We have no plans to pay any cash dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

EQUITY COMPENSATION PLAN

2007 STOCK INCENTIVE PLANS
--------------------------
On July 18, 2007, the Company adopted the MM2 Group, Inc. 2007 Stock Incentive Plan ("MM2 Plan") and the Genotec Nutritionals, Inc. 2007 Stock Incentive Plan ("Genotec Plan"). The purpose of the 2007 plans is to (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents of iVoice, Inc. and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of the Company's stockholders.

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

     During the year ended June 30, 2008, the following securities were issued pursuant to MM2 Plan and Genotec Plans:

          o The Company issued 4,738,148 shares of its Class A Common Stock valued at $38,457, to Meritz & Muenz LLP for repayment of legal services valued at $38,379, which was provided during the year ended June 30, 2006, pursuant to the terms of the MM2 Plan.

          o The Company issued 2,999,600 shares of its Class A Common Stock valued at $42,997, as compensation to officers of Genotec Nutritionals for bonuses pursuant to the provisions of the Genotec Plan.

The Company did not issue any stock options for the years ended December 31, 2007 and 2006.

EQUITY COMPENSATION PLAN INFORMATION

The Company did not issue any stock options for the years ended December 31, 2007 and 2006.

EQUITY COMPENSATION PLAN INFORMATION

                                     Number of securities                              Number of securities remaining
                                       to be issued upon         Weighted-average       available for future issuance
                                          exercise of           exercise price of         under equity compensation
                                      outstanding options,     outstanding options,      plans (excluding securities
                                      warrants and rights      warrants and rights         reflected in column (a))
                                              (a)                      (b)                            (c)
Equity compensation plans
approved by security holders                    0                      N/A                             0

Equity compensation plans
not approved by security holders                0                      N/A                        143,104,272
                                                -                                                 -----------

   Total                                        0                      N/A                        143,104,272
                                                =                                                 -----------

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

         You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this filing as well as our audited statements and related notes for the fiscal year ended June 30, 2008 filed with Form 10-KSB. The following discussion contains forward-looking statements. Please see "Forward Looking Statements - Cautionary Factors" for a discussion of uncertainties, risks and assumptions associated with these statements.

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

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2008 COMPARED TO YEAR ENDED JUNE 30, 2007

         Prior to the acquisition of Genotec Nutritionals, Inc ("Genotec") on September 21, 2006, the Company had no sales and limited operations. Consequently, comparison of the current period results to prior period results may not be meaningful.

         Total sales for the year ended June 30, 2008 and 2007 were $2,680,758 and $1,493,174, respectively. The increase in sales in 2008 was derived from the sales of nutritional supplements by our wholly owned subsidiary, Genotec. Approximately 80% of the current year sales were derived from a fish oil product that was introduced in the fourth quarter of 2007 by Genotec. Of the remaining sales, approximately 9% were from sales of nutritional products for the veterinary market.

         Cost of sales for the year ended June 30, 2008 and 2007 were $2,021,579 and $898,770, respectively. The costs in 2008 represent the costs of bulk supplies of raw ingredients, capsules and sealed powders, bottles, caps, shipping containers, packaging and shipping of nutritional supplements by Genotec. Of these costs, approximately 83% were related to the fish oil sales. Of the remaining costs, 6% relate to the sales of nutritional products for the veterinary market.

         Total operating expenses for the year ended June 30, 2008 and 2007, were $1,457,473 and $1,936,078, respectively. The decrease of $478,605 was primarily due to reductions in impairment of goodwill of $250,490 and reductions in professional fees related to public relations programs that were instituted in 2007 but not repeated in 2008 of $182,787. In addition, the Company incurred approximately $50,000 in legal and accounting fees in 2007 for preparation of registration statement that was subsequently withdrawn.

         Total other (income) expense for the year ended June 30, 2008 was an income of $906,832. This total was primarily comprised of gains on revaluation of derivatives of $2,598,105, consulting income of $70,000 on the Deep Field Consulting Agreement and interest income of $10,082. These amounts are offset by amortization of the discount on debt conversion of $893,378, liquidated damages of $437,997, beneficial interest on stock issuance of $254,174, and interest expense of $185,806. Total other (income) expense for the year ended June 30, 2007 was an expense of $3,945,668. This total was comprised of a loss on revaluation of derivatives of $2,723,577, amortization of the discount on debt conversion of $737,128, write-off of financing costs of $369,625, liquidated damages of $233,849 and interest expense of $156,091. These amounts are offset by consulting income of $210,000 on the Deep Field Consulting Agreement, interest income of $24,410 and gain on disposition of derivative liability of $40,192. Interest expense is related to accrued interest on the YA Global Debentures and interest income is related to interest on the cash accounts. Liquidated damages are amounts due on the delay in registering shares of the Company's Class A common stock issuable to YA Global Capital pursuant to the terms of the Investors Registration Rights Agreement.

         Net income (loss) from operations for the year ending June 30, 2008 and 2007, was an income of $108,538 and a loss of $5,287,342, respectively, as the result of the factors discussed above. Comparison of the current period to the prior period may not be meaningful for the reasons discussed above.

MATERIAL CUSTOMERS

         During the year ended June 30, 2008, we had a substantial quantity of sales to a relatively few customers. Sales of our fish oil product were to a single customer which represented approximately 79% of our sales and sales of nutritional product to the veterinary reseller accounted for another 9%. These two customers also account for 97% of the outstanding accounts receivable. While we strive to expand our customer base, we may continue to rely on these customers to provide us with a steady source of funds.

CRITICAL VENDORS

         During the year ended June 30, 2008, we purchased a substantial quantity of raw materials from just four vendors. Purchases for our fish oil product were from two vendors who provided separate components and these combined costs represented 83% of our total cost of sales. Substantially all the raw material purchases needed for our nutritional product sales are provided by two vendors and these represent 6% of out total cost of sales. These two vendors are also competitors in the marketplace. These four vendors also account for 90% of our accounts payable. Although the Company currently utilizes just four suppliers for these raw materials and such raw materials are generally available from numerous sources, an unexpected interruption of supply, such as a harvest failure or poor weather conditions, could have a material adverse effect on the Company's results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

         On April 1, 2005, and as subsequently amended on July 20, 2006 and January 4, 2007, the Company had entered into a Securities Purchase Agreement with certain investors for the sale of $2,500,000 in convertible debentures. On April 1, 2005, the Company issued $1,250,000 of secured convertible debentures (the "1st closing") pursuant to the Securities Purchase Agreement. On January 4, 2007, we issued a second secured convertible debenture in the principal amounts of $625,000 (the "2nd closing"). The balance of the funds available on the Securities Purchase Agreement were withdrawn when we failed to complete the requirements of the effectiveness of the registration statement. These debentures are convertible into Class A common stock at the discretion of the holders. These transactions required the Company to register for resale a number of shares to facilitate these financial transactions. The Company was unable to complete the registration statement in the time specified in the Registration Rights Agreement and as such, continues to incur liquidated damage charges as specified therein.

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

         To date, the Company has incurred substantial losses, and will require financing for working capital to meet its operating obligations. While we have raised sufficient working capital to fund our operations for what we believe should be sufficient for the next six months, we will subsequently need to raise additional capital to fund our future operations. We anticipate that we will require financing on an ongoing basis for the foreseeable future to fund our working capital needs.

         During the years ended June 30, 2008 and June 30, 2007, the Company had a net decrease in cash of $326,785 and $46,999, respectively. The Company's principal use of funds during these periods was as follows:

         CASH FLOWS FROM OPERATING ACTIVITIES. The Company used $322,252 in cash for operations in the year ended June 30, 2008, a decrease of $347,551 compared to $669,803 in cash used for operations in the year ending June 30, 2007. The decrease in cash used in operations in 2008 was primarily the result of higher cash collections of $528,141 and lower inventory levels of $261,302 offset by decreases in accounts payable and accrued liabilities of $422,658 and a bigger net cash loss (net loss after adding back non-cash items but before considering changes in certain assets and liabilities) of $84,185

         CASH FLOWS FROM INVESTING ACTIVITIES. The Company used cash of $4,533 for investing activities in the year ended June 30, 2008 for the purchase of a new trade show booth and for some new office computer equipment for Genotec. The Company used cash of $2,196 for investing activities in the year ended June 30, 2007 for the purchase of new office computer equipment for Genotec following the acquisition.

         CASH FLOWS FROM FINANCING ACTIVITIES. The Company provided $625,000 cash from financing in the year ended June 30, 2007. This represented the proceeds from the sale of a $625,000 Secured Convertible Debenture to YA Global Investments.

OFF-BALANCE SHEET ARRANGEMENTS

         During fiscal year ended June 30, 2008, the Company did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.


ITEM 7.       FINANCIAL STATEMENTS.

         The financial statements and notes of this Form 10-KSB appear after the signature page to this Form 10-KSB.

ITEM 8A(T).   CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-KSB are not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure due to the following deficiencies:

     a) A deficiency in the Company's control activities existed as of June 30, 2008. The deficiency was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

     b) A deficiency in the Company's control environment existed as of June 30, 2008. The deficiency was identified in the Company's financial reporting competencies in that some of the individuals primarily responsible for the timeliness of filings are also involved in the filings of other public companies which may conflict with the priorities of the Company. This deficiency is the result of the Company's inability to identify and retain additional competent resources in the public reporting field. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place and to ensure that public filings are made timely. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

     c) A deficiency in the Company's control environment as of June 30, 2008. The deficiency was identified in respect to the Company's Board of Directors. This deficiency is the result of the Company's limited number of board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the criteria set forth in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control Over Financial Reporting -- Guidance for Small Public Companies, our management concluded that our internal control over financial reporting was not effective as of June 30, 2008.

         This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report. Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting beginning with our Annual Report for the fiscal year ended June 30, 2010.

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

                                                                Period Served as
         Name                Age    Position                    Officer\Director
         ----                ---    --------                    ----------------
         Jerome R. Mahoney   48     Non-Executive               10-19-05 to
                                    Chairman of the Board of    present
                                    Directors

         Mark Meller         49     President,                  10-19-05 to
                                    Chief Executive Officer,    present
                                    Chief Financial
                                    Officer and Director

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

         MARK MELLER. Mr. Meller has been the President, Chief Financial Office and Director since October 19, 2005. Since May 7, 2008, Mr. Meller has been the President and Chief Executive Office of Thomas Pharmaceuticals, Ltd. Since February 7, 2008, Mr. Meller has been a member of the board of

SpeechSwitch, Inc. From October 1, 2004 until January 27, 2007, Mr. Meller was the President, Chief Executive Officer, Chief Financial Officer and Director of Deep Field Technologies, Inc. From August 29, 2005 until August 29, 2006, Mr. Meller served as President, Chief Executive Officer and Chief Financial Officer of iVoice Technology, Inc. Since September 15, 2003, Mr. Meller has been the President and Chief Executive Officer of Trey Resources, Inc. Since 1988, Mr. Meller has been Chief Executive Officer of Bristol Townsend & Co., Inc., a New Jersey based consulting firm providing merger and acquisition advisory services to middle market companies. From 1986 to 1988, Mr. Meller was Vice President of Corporate Finance and General Counsel of Crown Capital Group, Inc, a New Jersey based consulting firm providing advisory services for middle market leveraged buy-outs (LBO's). Prior to 1986, Mr. Meller was a financial consultant and practiced law in New York City. He is a member of the New York State Bar.

         There are no agreements or understandings for the officer or directors to resign at the request of another person and the above-named officers and director is not acting on behalf of nor will act at the direction of any other person. As of the fiscal year ended June 30, 2008, the Company has an audit committee in place and has one non-executive member of the Board of Directors.

         There are no family relationships among the directors or executive officers.

         For the year ended June 30, 2008, the Board held no meetings. In addition, the Board acted through written unanimous consent in lieu of a meeting on 16 occasions.

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

AUDIT COMMITTEE

         During fiscal year 2008, Jerome Mahoney and Mark Meller served on the Audit Committee. The Audit Committee currently consists of Messrs. Mahoney and Meller, with Mr. Mahoney serving as the Chairman of the committee. The Audit Committee has no independent members and no member that may deemed a financial expert as defined in ss.228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. The Company has been unable to attract a financial expert to sit on its Board of Directors. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing or accounting. The Audit Committee did not met in 2008. The Board of Directors approved an Audit Committee Charter on October 13, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

         The following is the Audit Committee's report submitted to the Board of Directors for the fiscal year ended June 30, 2008. The Audit Committee has:

     o reviewed and discussed the Company's audited financial statements with management and Bagell, Josephs, Levine & Company, L.L.C., the Company's independent accountants;

     o discussed with Bagell, Josephs, Levine & Company, L.L.C. the matters required to be discussed by Statement on Auditing Standards No. 114, as may be modified or supplemented; and

     o received from Bagell, Josephs, Levine & Company, L.L.C. the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed the auditors' independence with them; and

     o been advised on October 8, 2008 by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of audit procedures for the year ended June 30, 2008, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standards No. 2 and No. 5 in our internal control over financial reporting.

         Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008, for filing with the Securities and Exchange Commission.

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

                          EXECUTIVE COMPENSATION TABLE

                                                       All Other      Total
    Name and Position(s)           Year    Salary($) Compensation  Compensation
    --------------------           ----    --------- ------------  ------------

    Mark Meller                   2008(1)  $255,108    $40,896(3)    $296,004
       President, Chief           2007(2)  $231,917    $25,902(3)    $257,819
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

                              DIRECTOR COMPENSATION

                                                       All Other      Total
    Name and Position(s)           Year    Salary($) Compensation  Compensation
    --------------------           ----    --------- ------------  ------------

    Jerome R. Mahoney
       Non-Executive              2008(1)  $255,108   $40,896(2)     $296,004
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

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following tables set forth certain information regarding the beneficial ownership of our voting securities as of October 10, 2008 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of October 10, 2008 there were a total of 449,999,999 shares of Class A common stock outstanding and 9,977,254 shares of Class B common stock outstanding. Each share of Class A common stock is entitled to one vote and each share is Class B common stock is entitled to 100 votes on matters on which holders of common stock are eligible to vote.

         The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of October 10, 2008 through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

                            OWNERSHIP OF COMMON STOCK

                                                                                   Common Stock
                                                                                 Beneficially Owned
                                                                        ---------------------------------
  Name/Address                               Title of Class                  Number               Percent
  ------------                               --------------                  ------               -------
  Jerome R. Mahoney (Chairman)               Class A Common Stock       24,856,825,793 (1)         98.5%
  c/o MM2 Group, Inc.                        Class B Common Stock            4,988,187             50.0%
  5 Regent Street, Suite 520
  Livingston, New Jersey  07039

  Mark Meller (President)                    Class A Common Stock       24,876,381,032 (2)         98.5%
  c/o MM2 Group, Inc.                        Class B Common Stock            4,989,067             50.0%
  5 Regent Street, Suite 520
  Livingston, New Jersey  07039

  YA Global Investments, LP                  Class A Common Stock        3,840,878,889 (3)         89.5%
  101 Hudson Street, Suite 3700
  Jersey City, New Jersey 07302

  Director and executive officer             Class A Common Stock        1,442,116,514             99.4%
  as a group                                 Class B Common Stock            9,977,254            100.0%

  ----------------------------

(1) Includes a) 2,644,604,444 shares of our Class A common stock issuable upon conversion of $590,086 due to related party accounts with Mr. Mahoney, (b) 22,169,720,000 shares of our Class A common stock issuable upon conversion of 4,988,187 shares of our Class B common stock owned by Mr. Mahoney and
     (c) 64,501,349 shares of our Class A common stock owned by Mr. Mahoney. Mr. Mahoney has agreed to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that the Company had ever issued its Class A Common Stock.

(2) Includes a) 2,642,160,000 shares of our Class A common stock issuable upon conversion of $594,486 due to related party accounts with Mr. Meller, (b) 22,173,631,111 shares of our Class A common stock issuable upon conversion of 4,989,067 shares of our Class B common stock owned by Mr. Meller and (c) 60,589,921 shares of our Class A common stock owned by Mr. Meller. Mr. Meller has agreed to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that the Company had ever issued its Class A Common Stock.

(3) Includes a) 3,820,128,889 shares of our Class A common stock issuable upon conversion of

     $1,719,058 of YA Global Convertible Debentures and b) 20,750,000 shares of our Class A common stock issuable upon conversion of the YA Global Warrants.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATED PARTY ACCOUNTS DUE

         Reference is made to the employment and other arrangements with Mr. Meller and Mr. Mahoney set forth under Item 10 Executive Compensation above. As of June 30, 2008, the Company has accrued $1,031,002 of deferred compensation for the Chairman and the President of the Company. These deferrals will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments. The Chairman and the President of the Company have further agreed, however, to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.

ITEM 13.      EXHIBITS

a) Exhibits:

         3.1     Certificate of Incorporation.*
         3.2     Amendment to the Certificate of Incorporation.*
         3.3     By-laws of the Company.*
         10.1    Acquisition Agreement dated July 8, 2005.*
         10.2    First Amendment to Acquisition Agreement dates October 11,
                 2005.*
         10.3    Consulting Agreement with Stephen S. Wien dated October 11,
                 2005.*
         10.4    Employment Agreement with Mark Meller dated December 15, 2004.*
         10.5    Employment Agreement with Jerome Mahoney dated December 15,
                 2004.*
         10.6 Securities Purchase Agreement with YA Global Investments, LP dated April 1, 2005.*
         10.7 Investor Registration Rights Agreement with YA Global Investments, LP dated April 1, 2005.*
         10.8 Standby Equity Distribution Agreement with YA Global Investments, LP dated April 1, 2005.*
         10.9    Security Agreement with YA Global Investments, LP, dated
                 April 1, 2005.*
         10.10   Secured Convertible Debenture issued to YA Global
                 Investments, LP dated April 1, 2005.*
         10.11   Warrant issued to YA Global Investments, LP dated April 1,
                 2005.*
         10.12 Escrow Agreement with YA Global Investments, LP and David Gonzalez, Esq. dated April 1, 2005.*
         10.13 Irrevocable Transfer Agent Instructions with YA Global Investments, LP dated April 1, 2005.*
         10.14   Placement Agent Agreement with Monitor Capital Inc. dated
                 April 1, 2005.*
         10.15 Convertible Debenture Escrow Agreement with YA Global Investments, LP and David Gonzalez, Esq. dated April 1, 2005.*

         10.16 Standby Equity Distribution Agreement Registration Rights.* Agreement with YA Global Investments, LP dated April 1, 2005.*
         10.17 Convertible Debenture Escrow Agreement with YA Global.* Investments, LP and David Gonzalez, Esq. dated April 1, 2005.*
         10.18   Assignment and Assumption Agreement and Consent.*
         10.19 Waiver and Extension Agreement with YA Global Investments, LP dated March 16, 2006.*
         10.20   Warrant issued to YA Global Investments, LP dated March 16,
                 2006.*
         10.21 Amendment No. 1 of the Investor Registration Rights Agreement with YA Global Investments, LP dated March 16, 2006.*
         10.22 Termination Agreement with YA Global Investments, LP dated July 20, 2006.*
         10.23 Amended and Restated Secured Convertible Debenture issued to YA Global Investments, L.P. dated July 20, 2006.*
         10.24 Amended and Restated Warrant to Purchase Common Stock issued to YA Global Investments, L.P. dated July 20, 2006.*
         10.25   Secured Convertible Debenture issued to YA Global
                 Investments, LP dated January 4, 2007.*
         10.26 Amended and Restated Securities Purchase Agreement with YA Global Investments, L.P. dated July 20, 2006.*
         10.27 Amended and Restated Investor Registration Rights Agreement with YA Global Investments, L.P. dated July 20, 2006.*
         10.28 Amended and Restated Security Agreement with YA Global Investments, L.P. dated July 20, 2006.*
         10.29   Irrevocable Transfer Agent Instructions with Fidelity
                 Transfer Company dated July 20, 2006.*
         10.30 Asset Purchase Agreement dated September 21, 2006 by and among Genotec Nutritionals, Inc., a Delaware corporation, George Kontonotas, an individual, Joseph Freedman, an individual, Susan Blancato, an individual, MM2 Group, Inc., a New Jersey corporation and Genotec Acquisition Corporation.*
         10.31 Employment Agreement dated September 21, 2006 by and between Genotec Acquisition Corporation and George Kontonotas.*
         10.32   Employment Agreement dated September 21, 2006 by and between
                 Genotec Acquisition Corporation and Joseph Freedman.*
         10.33   Employment Agreement dated September 21, 2006 by and between
                 Genotec Acquisition Corporation and Susan Blancato.*
         10.34   Strategic Alliance Agreement between MM(2) Group, Inc. and
                 UTEK Corporation dated July 25, 2006.*
         10.35 Marketing Agreement dated November 14, 2006 by and between Genotec Nutritionals and William Maier c/o Atlantic
                 Television Marketing, Inc.*
         10.36 Consulting Agreement dated December 13, 2006 by and between Genotec Nutritionals and Dr. Belinky.*
         10.37   Amendment Number 1 to Amended and Restated Securities
                 Purchase Agreement with YA Global Investments, L.P. dated January 4, 2007.*
         10.38 Amendment Number 1 to Amended and Restated Investor Registration Rights Agreement with YA Global Investments,
                 L.P. dated January 9, 2007.*

         10.39   Board of Scientific Advisors/Consulting Agreement dated
                 February 9, 2007 by and between Genotec Nutritionals and Dr.
                 Jeffrey Shapiro.*
         14      Code of Ethics.*
         21      Subsidiaries.*
         31.1    Certification of Chief Executive and Chief Financial Officer
                 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.+
         32.1    Certification of Chief Executive and Chief Financial Officer
                 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.+

         -------------------------
         * Previously filed with the Securities and Exchange Commission and incorporated by reference.
         + Filed herein.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended June 30, 2008 and June 30, 2007 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

          SERVICES                 2008             2007
          --------                 ----             ----
          Audit Fees             $ 26,000         $ 28,500
          Audit - Related Fees   $ 13,700         $  5,000
          Tax fees                   --           $  3,000
          All Other Fees             --               --
          Total                  $ 39,700         $ 36,500

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



MM2 Group, Inc.

By:      /s/ MARK MELLER                                        October 14, 2008
         ----------------------------------------
            Mark Meller
            President, Chief Executive Officer,
            Chief Financial Officer and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:         /s/ Mark Meller                                     October 14, 2008
            -------------------------------------
            Mark Meller
            President, Chief Executive Officer,
            Chief Financial Officer and Director


By:         /s/ Jerome R. Mahoney                               October 14, 2008
            -------------------------------------
            Jerome R. Mahoney
            Non-executive Chairman of the Board

                                INDEX OF EXHIBITS

         3.1     Certificate of Incorporation.*
         3.2     Amendment to the Certificate of Incorporation.*
         3.3     By-laws of the Company.*
         10.1    Acquisition Agreement dated July 8, 2005.*
         10.2    First Amendment to Acquisition Agreement dates October 11,
                 2005.*
         10.3    Consulting Agreement with Stephen S. Wien dated October 11,
                 2005.*
         10.4    Employment Agreement with Mark Meller dated December 15, 2004.*
         10.5    Employment Agreement with Jerome Mahoney dated December 15,
                 2004.*
         10.6 Securities Purchase Agreement with YA Global Investments, LP dated April 1, 2005.*
         10.7 Investor Registration Rights Agreement with YA Global Investments, LP dated April 1, 2005.*
         10.8 Standby Equity Distribution Agreement with YA Global Investments, LP dated April 1, 2005.*
         10.9    Security Agreement with YA Global Investments, LP, dated
                 April 1, 2005.*
         10.10   Secured Convertible Debenture issued to YA Global
                 Investments, LP dated April 1, 2005.*
         10.11   Warrant issued to YA Global Investments, LP dated April 1,
                 2005.*
         10.12 Escrow Agreement with YA Global Investments, LP and David Gonzalez, Esq. dated April 1, 2005.*
         10.13 Irrevocable Transfer Agent Instructions with YA Global Investments, LP dated April 1, 2005.*
         10.14   Placement Agent Agreement with Monitor Capital Inc. dated
                 April 1, 2005.*
         10.15 Convertible Debenture Escrow Agreement with YA Global Investments, LP and David Gonzalez, Esq. dated April 1, 2005.*
         10.16 Standby Equity Distribution Agreement Registration Rights.* Agreement with YA Global Investments, LP dated April 1, 2005.*
         10.17 Convertible Debenture Escrow Agreement with YA Global.* Investments, LP and David Gonzalez, Esq. dated April 1, 2005.*
         10.18   Assignment and Assumption Agreement and Consent.*
         10.19 Waiver and Extension Agreement with YA Global Investments, LP dated March 16, 2006.*
         10.20   Warrant issued to YA Global Investments, LP dated March 16,
                 2006.*
         10.21 Amendment No. 1 of the Investor Registration Rights Agreement with YA Global Investments, LP dated March 16, 2006.*
         10.22   Termination Agreement with YA Global Investments, LP dated
                 July 20, 2006.*
         10.23   Amended and Restated Secured Convertible Debenture issued to
                 YA Global Investments, L.P. dated July 20, 2006.*
         10.24 Amended and Restated Warrant to Purchase Common Stock issued to YA Global Investments, L.P. dated July 20, 2006.*
         10.25   Secured Convertible Debenture issued to YA Global
                 Investments, LP dated January 4, 2007.*
         10.26 Amended and Restated Securities Purchase Agreement with YA Global Investments, L.P. dated July 20, 2006.*
         10.27 Amended and Restated Investor Registration Rights Agreement with YA Global Investments, L.P. dated July 20, 2006.*

         10.28   Amended and Restated Security Agreement with YA Global
                 Investments, L.P. dated July 20, 2006.*
         10.29   Irrevocable Transfer Agent Instructions with Fidelity
                 Transfer Company dated July 20, 2006.*
         10.30   Asset Purchase Agreement dated September 21, 2006 by and
                 among Genotec Nutritionals, Inc., a Delaware corporation,
                 George Kontonotas, an individual, Joseph Freedman, an
                 individual, Susan Blancato, an individual, MM2 Group, Inc., a
                 New Jersey corporation and Genotec Acquisition Corporation.*
         10.31   Employment Agreement dated September 21, 2006 by and between
                 Genotec Acquisition Corporation and George Kontonotas.*
         10.32   Employment Agreement dated September 21, 2006 by and between
                 Genotec Acquisition Corporation and Joseph Freedman.*
         10.33   Employment Agreement dated September 21, 2006 by and between
                 Genotec Acquisition Corporation and Susan Blancato.*
         10.34   Strategic Alliance Agreement between MM(2) Group, Inc. and
                 UTEK Corporation dated July 25, 2006.*
         10.35   Marketing Agreement dated November 14, 2006 by and between
                 Genotec Nutritionals and William Maier c/o Atlantic
                 Television Marketing, Inc.*
         10.36   Consulting Agreement dated December 13, 2006 by and between
                 Genotec Nutritionals and Dr. Belinky.*
         10.37   Amendment Number 1 to Amended and Restated Securities
                 Purchase Agreement with YA Global Investments, L.P. dated
                 January 4, 2007.*
         10.38   Amendment Number 1 to Amended and Restated Investor
                 Registration Rights Agreement with YA Global Investments,
                 L.P. dated January 9, 2007.*
         10.39   Board of Scientific Advisors/Consulting Agreement dated
                 February 9, 2007 by and between Genotec Nutritionals and Dr.
                 Jeffrey Shapiro.*
         14      Code of Ethics.*
         21      Subsidiaries.*
         31.1    Certification of Chief Executive and Chief Financial Officer
                 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.+
         32.1    Certification of Chief Executive and Chief Financial Officer
                 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.+

         -------------------------
         * Previously filed with the Securities and Exchange Commission and incorporated by reference.
         + Filed herein.

                                 MM2 GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2008 AND 2007

                         MM2 GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007



                                TABLE OF CONTENTS


                                                                  Page No.
                                                                  --------

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM        F-2


     CONSOLIDATED FINANCIAL STATEMENTS

          Balance Sheets - June 30, 2008 and 2007                   F-3 to F-4

          Statements of Operations - For the years ended June 30,
             2008 and 2007                                          F-5

          Statement of  Stockholders' (Deficit) - For the years
             ended June 30, 2008 and 2007                           F-6 to F-7

          Statements of Cash Flows - For the years ended June 30,
             2008 and 2007                                          F-8 to F-10


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 F-11 to F-30

                     BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
                406 LIPPINCOTT DRIVE, SUITE J, MARLTON, NJ 08053
                       TEL: 856.346.2628 FAX: 856.396.0022

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To The Board of Directors and Stockholders
MM2 Group, Inc.
Matawan, New Jersey

We have audited the accompanying consolidated balance sheet of MM(2) Group, Inc., (the "Company") as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' (deficit) and cash flows for each of the years in the two-year period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MM(2) Group, Inc., as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company did not generate sufficient cash flows from revenues during the year ended June 30, 2008, to fund its operations. Also at June 30, 2008, the Company had negative net working capital of $6,324,883. Unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company is likely to deplete its working capital during the next fiscal year. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                          Bagell, Josephs, Levine & Company, LLC
Marlton, New Jersey
October 8, 2008

                         MM2 GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    JUNE 30,

                                    ASSETS
                                    ------

                                                                            2008            2007
                                                                        ------------    ------------
CURRENT ASSETS
Cash and cash equivalents                                               $    130,814    $    457,599
Securities available for sale                                                  5,200         280,000
Accounts receivable, net                                                     483,617         595,380
Inventory                                                                    107,901         201,697
Deferred financing costs, net                                                 15,625          31,250
Prepaid expenses                                                              26,700          60,281
                                                                        ------------    ------------
    Total current assets                                                     769,857       1,626,207
                                                                        ------------    ------------

PROPERTY AND EQUIPMENT, net                                                    6,834           4,287
                                                                        ------------    ------------

OTHER ASSETS
Goodwill, net                                                                   --              --
Deferred financing costs, net                                                   --            15,625
Deposits and other assets                                                      3,183           3,183
                                                                        ------------    ------------
    Total other assets                                                         3,183          18,808
                                                                        ------------    ------------

TOTAL ASSETS                                                            $    779,874    $  1,649,302
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                                   $  1,559,566    $  1,136,074
Due to related parties                                                     1,031,002         718,483
Deferred income                                                                 --            70,000
Convertible debentures payable, net of discount of $156,250
     and $1,049,627, respectively                                          1,582,508         855,681
Derivative liability                                                       1,912,227       4,510,332
Warrant liability                                                          1,009,437       1,009,437
                                                                        ------------    ------------
    Total current liabilities                                              7,094,740       8,300,007
                                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MM2 GROUP, INC AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                    JUNE 30,


                                                                            2008            2007
                                                                        ------------    ------------
STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
    no shares issued and outstanding                                            --              --
Common stock:
   Class A - no par value; authorized 450,000,000 shares; 377,105,051
       and 145,727,523 shares issued and outstanding, respectively         1,404,648         902,546
   Class B - no par value; authorized 50,000,000 shares; 10,000,000 shares issued and 9,985,375 and 10,000,000 shares
       outstanding, respectively                                                 999           1,000
Additional paid-in capital                                                   750,000         750,000
Accumulated other comprehensive loss                                        (274,800)           --
Accumulated deficit                                                       (8,195,713)     (8,304,251)
                                                                        ------------    ------------
   Total stockholders' deficit                                            (6,314,866)     (6,650,705)
                                                                        ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $    779,874    $  1,649,302
                                                                        ============    ============











              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MM2 GROUP, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED JUNE 30,

                                                             2008             2007
                                                        -------------    -------------
SALES, net                                              $   2,680,758    $   1,493,174

COST OF SALES                                               2,021,579          898,770
                                                        -------------    -------------

GROSS PROFIT                                                  659,179          594,404
                                                        -------------    -------------

SELLING, GENERAL AND ADMINISTRATION EXPENSES
    Selling and marketing expenses                                423          183,210
    General and administrative expenses                     1,423,814        1,485,428
    Depreciation expenses                                       1,986            1,325
    Impairment of goodwill                                       --            250,490
    Amortization of financing costs                            31,250           15,625
                                                        -------------    -------------
    Total selling, general and administration expenses      1,457,473        1,936,078
                                                        -------------    -------------

LOSS FROM OPERATIONS                                         (798,294)      (1,341,674)
                                                        -------------    -------------

OTHER (INCOME) EXPENSES
    Other (income)                                            (10,082)         (64,602)
    Consulting (income), net of fair value adjustment         (70,000)        (210,000)
    Interest expense                                          185,806          156,091
    Beneficial interest expense on conversion                 254,174             --
    Liquidated damages                                        437,997          233,849
    (Gain) loss on revaluation of derivatives              (2,598,105)       2,723,577
    Amortization of discount on debt conversion               893,378          737,128
    Write-off of deferred financing costs                        --            369,625
                                                        -------------    -------------
    Total other (income) expenses                            (906,832)       3,945,668
                                                        -------------    -------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES               108,538       (5,287,342)

PROVISION FOR INCOME TAXES                                       --               --
                                                        -------------    -------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES           $     108,538    $  (5,287,342)
                                                        =============    =============

NET INCOME (LOSS) PER COMMON SHARE
    Basic                                               $        0.00    $       (0.04)
                                                        =============    =============
    Diluted                                             $        0.00    $       (0.04)
                                                        =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                 211,126,010      140,061,371
                                                        =============    =============
    Diluted                                               450,000,000      140,061,371
                                                        =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MM2 GROUP, INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007


                                                                                             Accumulated
                                                                                                Other
                                                                                   Additional  Compre-                     Total
                                     Common Stock Class A    Common Stock Class B   Paid In    hensive   Accumulated   Stockholders'
                                      Shares       Amount      Shares      Amount   Capital    (Loss)      Deficit        Deficit
                                    -----------   --------   -----------   ------   --------   -------   -----------    -----------
Balance, June 30, 2006              123,315,251   $  1,000    10,000,000   $1,000   $750,000   $  --     $(3,016,909)   $(2,264,909)

Shares issued to YA Global
  For previous commitments            5,000,000    325,000          --       --         --        --            --          325,000

Shares issued for debt conversion     3,086,420     50,000          --       --         --        --            --           50,000

Shares issued for services            4,325,852    226,546          --       --         --        --            --          226,546

Shares issued for acquisition of
  Genotec Nutritionals               10,000,000    300,000          --       --         --        --            --          300,000

Loss for the year ended
  June 30, 2007                            --         --            --       --         --        --      (5,287,342)    (5,287,342)
                                    -----------   --------   -----------   ------   --------   -------   -----------    -----------
Balance, June 30, 2007              145,727,523   $902,546    10,000,000   $1,000   $750,000   $  --     $(8,304,251)   $(6,650,705)
                                    ===========   ========   ===========   ======   ========   =======   ===========    ===========








              The accompanying notes are an integral part of these
                       consolidated financial statements

                         MM2 GROUP, INC AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007


                                                                                            Accumulated
                                                                                               Other
                                                                                Additional    Compre-                    Total
                                Common Stock Class A      Common Stock Class B    Paid In     hensive     Accumulated  Stockholders'
                                Shares        Amount       Shares       Amount    Capital     (Loss)        Deficit       Deficit
                              -----------   ----------   -----------    ------    --------   ---------    -----------   -----------
Balance, June 30, 2007        145,727,523   $  902,546    10,000,000    $1,000    $750,000   $    --      $(8,304,251)  $(6,650,705)

Shares issued for debt
  conversion                  158,639,780      420,646          --        --          --          --             --         420,646

Shares issued for services      4,738,148       38,458          --        --          --          --             --          38,458

Shares issued for bonuses to
  Genotec executives            2,999,600       42,997          --        --          --          --             --          42,997

Shares issues for conversion
  of Class B Common Stock      65,000,000            1       (14,625)       (1)       --          --             --            --
Unrealized loss on securities
  Available for sale                 --           --            --        --          --      (274,800)          --        (274,800)

Income for the year ended
  June 30, 2008                      --           --            --        --          --          --          108,538       108,538
                              -----------   ----------   -----------    ------    --------   ---------    -----------   -----------
Balance, June 30, 2008        377,105,051   $1,404,648     9,985,375    $  999    $750,000   $(274,800)   $(8,196,713)  $(6,314,866)
                              ===========   ==========   ===========    ======    ========   =========    ===========   ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements

                         MM2 GROUP, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,


                                                                            2008            2007
                                                                        ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
 Net income (loss)                                                      $    108,538    $ (5,287,342)
 Adjustments to reconcile net loss to net cash (used in)
 operating activities
      Depreciation                                                             1,986           1,325
      Impairment of goodwill                                                    --           250,490
      Stock issued for services and compensation                              81,376         226,546
      Amortization of discount on debt conversion                            893,378         737,128
      Amortization of prepaid financing costs                                 31,250          15,625
      (Gain) loss on revaluation of derivatives                           (2,598,105)      2,723,577
      Gain on disposition of derivative liability                               --           (40,192)
      Write-off of deferred financing costs                                     --           369,625
      Beneficial interest expense on conversions                             254,174            --
      Securities received for consulting income                              (70,000)       (210,000)
 Changes in certain assets and liabilities:
      Accounts receivable                                                    111,763        (416,378)
      Inventory                                                               93,796        (167,506)
      Prepaid expenses and other assets                                       33,581          10,784
      Accounts payable and accrued liabilities                               423,492         866,087
      Due to related parties                                                 312,519         250,428
                                                                        ------------    ------------
 Total cash (used in) operating activities                                  (322,252)       (669,803)
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                           (4,533)         (2,196)
                                                                        ------------    ------------
 Total cash (used in) investing activities                                    (4,533)         (2,196)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from debt financing                                                   --           625,000
                                                                        ------------    ------------
 Total cash provided by financing activities                                    --           625,000
                                                                        ------------    ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (326,785)        (46,999)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                457,599         504,598
                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                 $    130,814    $    457,599
                                                                        ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the year for:
 Interest expense                                                       $      2,371    $       --
                                                                        ============    ============
 Income taxes                                                           $       --      $       --
                                                                        ============    ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MM2 GROUP, INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

For the year ended June 30, 2008:
---------------------------------

The Company issued 4,738,148 shares of its Class A Common Stock valued at $38,457, to Meritz & Muenz LLP for repayment of legal services valued at $38,379, which was provided during the year ended June 30, 2006, pursuant to the terms of the MM2 Plan. A beneficial interest expense of $78 was charged to operations.

The Company issued 2,999,600 shares of its Class A Common Stock valued at $42,997, as compensation to officers of Genotec Nutritionals for bonuses pursuant to the provisions of the Genotec Plan.

The Company issued 158,639,780 shares of its Class A Common Stock to YA Global Investments (f/k/a Cornell Capital Partners) ("YA Global"), valued at $420,646, for conversion of $166,550 of Secured Convertible Debentures issued on April 7, 2005 and subsequently amended on July 20, 2006. A beneficial interest expense of $254,096 was charged to operations.

The Company converted 14,615 shares of Class B Common into 65,000,000 shares of Class A Common Stock, pursuant to the provisions of Class B Common Stock.

For the year ended June 30, 2007:
---------------------------------

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

                         MM2 GROUP, INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
(Continued)

For the year ended June 30, 2007 (Continued):
---------------------------------------------

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

Issued 3,086,420 shares of Class A common stock to YA Global as repayment of principal on outstanding convertible debentures, valued at $50,000.

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

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

On September 21, 2006, the Company completed the acquisition of Genotec Nutritionals, Inc, a New York based manufacturer and distributor of nutritional supplements and vitamins. Pursuant to the Asset Purchase Agreement, the Company issued 10,000,000 shares of Class A common stock valued at $300,000 to George Kontonotas, Joseph Freedman, Susan Blancato, Michael Logerfo, Maureen McLaughlin, Paula Daddone, Maureen Bridges and Robert Blancato. In addition, the Company executed three-year employment agreements with Mr. Kontonotas, Mr. Freedman and Ms. Blancato and purchased $75,000 of Genotec's Series A Convertible Preferred Stock, which was used to fund the working capital.

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

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at June 30, 2008 and 2007 of $25,543 and $413,500, respectively. The cash equivalents represent investments in Triple A credit rated money market funds that have 7-day auction rates competitive with current market conditions. The total cash and cash equivalents at June 30, 2008 and 2007 are $130,814 and $457,599, respectively.

                        MM2 GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the year. The Company has uninsured cash balances at June 30, 2008 and 2007 of $31,843 and $413,500, respectively.

The Company provides credit terms to its corporate customers based on their negotiated contracts, which range from "payment on delivery" to "90 days" terms. Our two largest customers represent approximately $468,000 and $521,000, or 97% and 87%, of our receivables at June 30, 2008 and 2007, respectively. Both of these customers have excellent payment histories and we do not expect to experience any losses on these collections.

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

Fair Value of Financial Instruments
-----------------------------------
The Company estimates that the fair value of all financial instruments at June 30, 2008 and 2007, as defined in FAS 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Revenue Recognition
-------------------
The Company recognizes revenues when products are shipped from our warehouse or when the Company is notified that product has been drop-shipped from the suppliers or from our outsourced packagers.

Our two largest customers represent approximately $2,392,489 and $936,000, or 89% and 63%, of our product sales for the years ended June 30, 2008 and 2007, respectively. The largest of these customers represented a new opportunity for us and has placed a long term order with us for fish oil capsules. The second largest customer has been a customer for many years with the predecessor company of our wholly owned subsidiary, Genotec Nutritionals. Both of these customers are satisfied with our products and service and we expect to continue to do business with them for the foreseeable future.

                        MM2 GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Accounts Receivables
--------------------
Accounts receivables consist primarily of uncollected invoices for product sales. Payment terms vary from customer to customer and range from "payment on delivery" to "90 days" terms. In addition, collection on credit card sales is generally settled in 5 days. The Company does not provide for customer returns, but will accommodate customers in special circumstances. Management has determined that, based on its experience, that no provision for product returns is required at June 30, 2008 or 2007.

Provision for Bad Debt
----------------------
The Company evaluates the credit worthiness of each of its customers and has determined that none of the accounts will be uncollectible in the future. Management has determined that no provision for bad debt is required at June 30, 2008 and 2007.

Advertising Costs
-----------------
Advertising costs are expensed as incurred and are included in selling expenses. For the years ended June 30, 2008 and 2007, the Company incurred $0 and $145,545, respectively.

Inventory
---------
Inventory primarily consists of supplies of capsules and sealed powders, bottles, caps and shipping containers stored in our on-site warehouse. In addition, we have supplies of purchased product and finished goods bottled on-site. Inventory is valued at the average cost of all purchases.

Inventory reserves are estimated for excess and slow-moving inventory. These estimates are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, inventory write-downs may be required. Management has determined that no provision for excess and slow-moving inventory is required at June 30, 2008 and 2007.

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

As of June 30, 2008 and 2007, the costs and accumulated amortization for the deferred financing costs is as follows:

                                                      June 30,
                                                 2008          2007
                                              ----------    ----------
          Deferred financing costs            $   62,500    $   62,500
          Less: Accumulated amortization         (46,875)      (15,625)
                                              ----------    ----------
               Net deferred financing costs   $   15,625    $   46,875
                                              ==========    ==========

Goodwill and Other Intangible Assets
------------------------------------

In September 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company recorded $250,490 in goodwill in its acquisition of Genotec Nutritionals, Inc. Goodwill is tested for impairment annually. Management has determined that based on the cash flow projections for the sales of the existing products and costs of staffing, that the Company would not recover the initial investment over a reasonable period of time and that the goodwill created in the acquisition of Genotec Nutritionals should be fully impaired at June 30, 2008 and June 30, 2007.

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

Share-Based Payment
-------------------
On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company implemented the revised standard in the quarter ending December 31, 2005. The adoption of FAS 123R did not have any effect on the financial statements of the Company.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES". The fair value of the option

                        MM2 GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                              June 30, 2008   June 30, 2007
BASIC NET INCOME (LOSS) PER SHARE COMPUTATION
    Net income (loss) attributable to common shareholders                     $     108,538   $  (5,287,342)
    Weighted-average common shares outstanding                                  211,126,010     140,061,371
    Basic net income (loss) per share attributable to common shareholders     $        0.00   $       (0.04)

DILUTED NET INCOME (LOSS) PER SHARE COMPUTATION
    Net income (loss) attributable to common shareholders                     $     108,538   $  (5,287,342)
    Weighted-average common shares outstanding                                  211,126,010     140,061,371
    Incremental shares attributable to common stock equivalents                 238,873,990            --
    Total adjusted weighted-average shares                                      450,000,000     140,061,371
    Diluted net income (loss) per share attributable to common shareholders   $        0.00   $       (0.04)

The Company had common stock equivalents in excess of its authorized capital of the Company at June 30, 2008 and 2007, so the maximum authorized shares of 450,000,000 are shown for diluted earnings per common share calculations.

Comprehensive Income (Loss)
---------------------------
FAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other components income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of June 30, 2008, the Company has several items that represent comprehensive loss and have included these on the statement of stockholders' deficit.

Derivative Liabilities
----------------------
During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other

                        MM2 GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the years ended June 30, 2008 and 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Convertible Debentures.

Reclassifications
-----------------
The Company has reclassified certain accounts in the balance sheet at June 30, 2007, to conform to the current year presentation. These reclassifications have had no effect on total amount presented at June 30, 2007.

The reclassifications include the segregation of the current portion of deferred financing costs of $31,250 from prepaid expenses and the combination of the Temporary equity of $928 with the Class B common stock due to changes in the underlying assumptions of the conversion rights of the Class B common stockholders.

Recent Accounting Pronouncements
--------------------------------
In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "FAIR VALUE MEASUREMENT" ("SFAS No. 157"), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosures of the methods used and the effect on earnings.

In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "EFFECTIVE DATE OF FASB STATEMENT NO. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144. The Company is currently assessing the effect on its financial statements, but it is not expected to be material.

In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND LIABILITIES, INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115" ("SFAS No. 159"). SFAS

                        MM2 GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, "BUSINESS COMBINATIONS", which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, "ACCOUNTING FOR COLLABORATIVE ARRANGEMENTS." This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements. EITF Issue No. 07-1 is effect for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the effect of EITF Issue No. 07-1 on its financial statements, but it is not expected to be material.

In December 2007, the FASB issued SFAS No. 160, "NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51," which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 160 may have on our financial statements.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 "ACCOUNTING FOR NONREFUNDABLE PAYMENTS FOR GOODS AND SERVICES TO BE USED IN FUTURE RESEARCH AND DEVELOPMENT ACTIVITIES" (ETIF 07-04), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services performed. The statement is effective for fiscal years beginning after December 15, 2007. Management anticipates that the adoption of EITF Issue No. 07-3 will not have a material impact on the Company's future financial statements.

In June 2007, the FASB ratified Issue No. 06-11 "ACCOUNTING FOR INCOME TAX BENEFITS OF DIVIDENDS ON SHARE-BASED PAYMENT AWARDS" (ETIF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement,

                        MM2 GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

employees may receive dividends or dividend equivalents on awards of non-vested equity shares, non-vested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF-06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. The adoption of EITF Issue No. 06-11 is not expected to have a material impact on the Company's financial statements.

In December 2007, the FASB finalized the provisions of the EITF Issue No. 07-1, "ACCOUNTING FOR COLLABORATIVE ARRANGEMENTS." This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements. EITF Issue No. 07-1 is effect for financial statements issued for fiscal years beginning after December15, 2008. The Company is currently assessing the effect of EITF Issue No. 07-1 on its financial statements, but it is not expected to be material.

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133," which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

In May 2008, the FASB issued FAS No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" ("FAS 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The adoption of FAS 162 is not expected to have a material impact on the Company's results from operations or financial position.

NOTE 3 - INVENTORIES

As of June 30, 2008 and 2007, inventory is as follows:

                                               June 30,
                                          2008         2007
                                       ----------   ----------
          Purchased goods for resale   $   38,287   $   14,663
          Raw materials                    53,356      183,893
          Finished goods for resale        16,258        3,141
                                       ----------   ----------
          Net inventory                $  107,901   $  201,697
                                       ==========   ==========

                        MM2 GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 4 - PROPERTY AND EQUIPMENT

As of June 30, 2008 and 2007, the costs and accumulated depreciation for the property and equipment is as follows:

                                                          June 30,
                                                     2008          2007
                                                  ----------    ----------
          Property and equipment at cost          $   11,160    $    6,627
          Less: Accumulated depreciation              (4,326)       (2,340)
                                                  ----------    ----------
          Net property and equipment              $    6,834    $    4,287
                                                  ==========    ==========

Depreciation expense for the year ended June 30, 2008 and 2007 was $1,986 and $1,325, respectively.

NOTE 5 - SECURITIES AVAILABLE FOR SALE

On February 13, 2007, the Company received 4,000,000 shares for Deep Field Technologies Class A Common Stock as compensation pursuant to the Consulting Agreement with Deep Field Technologies, valued at $1,120,000. The Company provided general corporate finance advisory and other similar consulting services for a period of six (6) months from the date of the agreement. Subsequent to the issue date of these securities, circumstances had changed which impaired the expected fair value of the shares and management reduced the fair value to $280,000 at June 30, 2007. At June 30, 2008, the fair value of these securities is $5,200. The President and CEO of the Company was also the President and CEO of Deep Field Technologies prior to execution of the Consulting Agreement.

NOTE 6 - GOODWILL

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Goodwill is tested for impairment annually. Management has determined that based on the cash flow projections for the sales of the existing products and costs of staffing, that the Company would not recover the initial investment over a reasonable period of time and that the goodwill created in the acquisition of Genotec Nutritionals should be fully impaired at June 30, 2008 and June 30, 2007.

NOTE 7 - INCOME TAXES

 The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

          Federal Income Tax Rate                     (34.0)%
          Deferred Tax Charge (Credit)                  --
          Effect on Valuation Allowance                38.1 %
          State Income Tax, Net of Federal Benefit     (4.1)%
                                                     ------
          Effective Income Tax Rate                     0.0 %
                                                     ======

As of June 30, 2008 and 2007, the Company has net operating loss carry forwards of approximately $3,600,000 and $3,000,000, respectively, that can be utilized to offset future taxable income for Federal income tax purposes through 2028. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

 Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                        At June 30,     At June 30,
                                           2008            2007
                                       ------------    ------------
          Deferred tax asset           $  1,220,000    $  1,140,000
          Less:  Valuation allowance     (1,220,000)     (1,140,000)
                                       ------------    ------------
          Net deferred tax assets      $       --      $       --
                                       ============    ============

Net operating loss carry forwards expire starting in 2025 through 2028.

                        MM2 GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 8 - RELATED PARTY TRANSACTIONS

As of June 30, 2008 and 2007, the Company has accrued $1,031,002 and $718,483, respectively, of deferred compensation for the Chairman and the President of the Company. These deferrals will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments. The Chairman and the President of the Company have further agreed, however, to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.

NOTE 9 - CONVERTIBLE DEBENTURES PAYABLE

On April 1, 2005, we entered into a Securities Purchase Agreement with YA Global for the sale of $2,500,000 of secured convertible debentures. The agreement was amended and restated on July 20, 2006 and January 4, 2007 to reflect the change in the funding formulas. Pursuant to the terms of the agreement with YA Global, on April 1, 2005 we issued a secured convertible debenture in the principal amount of $1,250,000. On July 20, 2006, the secured convertible debenture was amended and restated and reissued in an aggregate principal amount of $1,330,308, which included accrued and unpaid interest on the original convertible debenture of $80,308. Interest on the outstanding principal balance of the Secured Convertible Debentures accrues at the annual rate of 10%. Payment of principal and accrued interest shall be paid on or before July 1, 2008 on the July 20, 2006 debenture. During the year ended June 30, 2007, we issued 3,086,420 shares of Class A common stock as repayment of principal of $50,000. During the year ended June 30, 2008, we issued 158,639,780 shares of Class A common stock as repayment of principal of $166,550. As of June 30, 2008 the remaining principal balance of the convertible debenture was $1,113,758 plus $244,186 of accrued interest. As of June 30, 2007 the remaining principal balance of the convertible debenture was $1,280,308 plus $123,426 of accrued interest.

On January 4, 2007, we issued a secured convertible debenture in the principal amount of $625,000. Interest on the outstanding principal balance of this Secured Convertible Debentures accrues at the annual rate of 10%. Payment of principal and accrued interest shall be paid on or before January 1, 2009. As of June 30, 2008 the remaining principal balance of the convertible debenture was $625,000 plus $92,979 of accrued interest. As of June 30, 2007 the remaining principal balance of the convertible debenture was $625,000 plus $30,308 of accrued interest.

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

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

The aggregate principal value of the Amended and Restated Secured Convertible Debenture was $1,738,758 and $1,905,308 at June 30, 2008 and 2007, respectively. These amounts are shown on the balance sheet net of the unamortized portion of the discount on conversion of $156,250 and $1,049,627, respectively. The discounts are being amortized over the life of the debenture and are being recorded as a charge to amortization of discount on debt conversion on the statement of operations.

Pursuant to the terms of the Amendment Number 1 to Amended and Restated Investor Registration Rights Agreement with YA Global, the Company shall use its best efforts (i) to have the Initial Registration Statement declared effective by the SEC no later than ninety (90) days from the Scheduled Filing Deadline and (ii) to insure that the Initial Registration Statement and any subsequent Registration Statement remains in effect until all of the Registrable Securities have been sold, subject to the terms and conditions of this Agreement. In the event of default of the registration rights agreement, the Company will pay liquidated damages, either in cash or shares of the Company's Common Stock, at 2% of the liquidated value of the Convertible Debentures outstanding for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. Any Liquidated Damages payable hereunder shall not limit, prohibit or preclude the Investor from seeking any other remedy available to it under contract, at law or in equity. For the year ended June 30, 2008 and 2007, the Company has accrued $437,997 and $233,849, respectively, of liquidated damages for failing to have the registration statement declared effective by the SEC.

NOTE 10 - DERIVATIVE LIABILITY

In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the aggregate amount of $2,642,352 as a liability in the accompanying consolidated balance sheet. As of June 30, 2008 and 2007, the derivative liability was measured at its estimated fair value of $1,912,227 and $4,510,332, respectively.

                        MM2 GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

                                               June 30, 2008   June 30, 2007
                                               -------------   -------------

         Fair market value of stock               $0.00090         $0.047
         Lowest closing bid price last 30
             trading days                         $0.00090         $0.020
         Exercise price                           $0.00081         $0.018
         Dividend yield                               0.00%          0.00%
         Risk free interest rate                      5.60%          5.60%
         Expected volatility                        291.08%        262.57%
         Expected term to repay loans              3 Years     1.00 - 1.50 Years

The derivative value of the January 4, 2007 debenture exceeded the face amount of the debenture and as such, the excess value of $855,597 was charged to the Loss on revaluation of derivatives on the consolidated statements of operations for the year ended June 30, 2007.

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in (gain) loss on revaluation of derivatives in the consolidated statements of operations. During the year ended June 30, 2008, there was a change in the fair value of the embedded derivatives, which resulted in a total gain of $2,598,105. During the year ended June 30, 2007, there was a change in the fair value of the embedded derivatives, which resulted in a total loss of $2,723,577.

During the years ended June 30, 2008 and 2007, the Company paid down a portion of one of the YA Global Debentures by the issuance of common stock for an aggregate of $216,550.

In accordance with SFAS 133, SFAS 150 and EITF 00-19, the initial fair market value of the derivatives is recorded as a debt discount. The initial value of the debt discount of $1,786,755 is being amortized over the life of the convertible debentures. Amortization expense on the derivative for the years ended June 30, 2008 and 2007 was $893,378 and $737,128, respectively.

NOTE 11 - STOCKHOLDERS' DEFICIT

In accordance with its Certificate of Incorporation as filed on July 7, 2005, the Company is authorized to issue 1,000,000 shares of Preferred stock, $1.00 par value, 450,000,000 shares of Class A common stock, no par value; and 50,000,000 shares of Class B Common Stock, no par value.

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of June 30, 2008 and 2007, no shares were issued or outstanding.

                        MM2 GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of June 30, 2008 and 2007:
450,000,000 shares of authorized common stock with no par value, 377,105,051 and 145,727,523, respectively, shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

For the year ended June 30, 2008, the Company had the following transactions in its Class A common stock:

     The Company issued 4,738,148 shares of its Class A Common Stock valued at $38,457, as compensation to Meritz & Muenz LLP for repayment of legal services valued at $38,379, which was provided during the year ended June 30, 2006, pursuant to the terms of the MM2 Plan. A beneficial interest expense of $78 was charged to operations.

     The Company issued 2,999,600 shares of its Class A Common Stock valued at $42,997, as compensation to officers of Genotec Nutritionals for bonuses pursuant to the provisions of the Genotec Plan.

     The Company issued 158,639,780 shares of its Class A Common Stock to YA Global, valued at $420,646, for conversion of $166,550 of Secured Convertible Debentures issued on April 7, 2005 and subsequently amended on July 20, 2006. A beneficial interest expense of $254,096 was charged to operations.

     The Company converted 14,615 shares of Class B Common Stock into 65,000,000 shares of Class A Common Stock, pursuant to the provisions of Class B Common Stock.


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

                        MM2 GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

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

     The Company issued 3,086,420 restricted shares of its' Class A Common Stock to YA Global upon conversion of $50,000 of the YA Global Convertible Debentures.

     The Company issued 2,000,000 restricted shares of its' Class A Common Stock with a total value of $112,000, to Dr. Jeffrey Shapiro, and his assignees, as a partial fee for joining the Company's Board of Scientific Advisors and for providing the Company consulting services relating to the development of a new product line.


     The Company terminated its agreement with UTEK Corporation and canceled the 1,411,725 shares of Class A Common Stock previously issued. The Company reissued 825,852 shares of its' Class A Common Stock with a total value of $45,046, in settlement of all fees earned through the termination date.

CLASS B COMMON STOCK

Class B Common Stock consists of 50,000,000 shares of authorized common stock with no par value. Class B stock has voting rights of 100 to 1 with respect to Class A Common Stock. Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that the Company had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding-up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

                        MM2 GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

As of June 30, 2008, 10,000,000 shares of Class B Common Stock were issued and 9,985,375 shares of Class B Common Stock were outstanding. For the year ended June 30, 2008, the Company had the following transactions in its Class B Common
Stock:

     On May 16, 2008, the Company issued 32,497,778 shares of Class A Common Stock upon conversion of 7,312 shares of Class B Common Stock to Mr. Mark Meller, President and CEO of the Company.

     On May 16, 2008, the Company issued 32,502,222 shares of Class A Common Stock upon conversion of 7,313 shares of Class B Common Stock to Mr. Jerome Mahoney, Non-executive Chairman of the Board of the Company.

As of June 30, 2007, 10,000,000 shares of Class B Common Stock were issued and outstanding.

NOTE 12 - WARRANTS

On April 1, 2005, the Company sold to YA Global Capital a warrant to purchase 750,000 shares of its common stock for a purchase price of $10. This warrant had an exercise price of $.07 per shares, was vested immediately and expires two years from the date of issue. On July 20, 2006, the Company issued an Amended and Restated warrant which changed the exercise price to $.05 per share and extended the redemption period to five years from the date of issuance. The fair value of the amended warrant of $44,625 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 142.21%; risk-free interest rates of 4.60%; and expected life of 5 years. The gain on the disposition of the initial warrant was credited to other income for $40,192. The expense for the amended warrant of $44,625 was charged to financing costs.

On March 16, 2006, the Company issued to YA Global a warrant to purchase 20,000,000 shares of its common stock pursuant to the Waiver and Extension Agreement between the Company and YA Global. The exercise price is $.05 per share (and may be subsequently adjusted if the Company issued or sold, or is deemed to have issued or sold, any shares of the Company's Common Stock at a lower price). The warrants were vested immediately and expire five years from the date of issue. The fair value of $964,812 was estimated at date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 185%; risk-free interest rates of 4.00%; and expected life of 5 years. The expense was charged to financing costs in the same period.

NOTE 13 - STOCK INCENTIVE PLANS

2007 STOCK INCENTIVE PLANS
--------------------------
On July 18, 2007, the Company adopted the MM2 Group, Inc. 2007 Stock Incentive Plan ("MM2 Plan") and the Genotec Nutritionals, Inc. 2007 Stock Incentive Plan ("Genotec Plan"). The purpose of the 2007 plans is to (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents of iVoice, Inc. and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with

                        MM2 GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

experience and/or ability on a basis competitive with industry practices; and
(iii) associate the interests of such employees, directors, independent contractors or agents with those of the Company's stockholders.

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

NOTE 14 -  COMMITMENTS AND CONTINGENCIES

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

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

The following is a schedule by years of future minimum rental payments required under the operating lease, which has an initial or remaining non-cancelable lease term in excess of one year:

    For the period ending June 30, 2009      $   26,833
                                             ----------
                                             $   26,833
                                             ==========

NOTE 15 - GOING CONCERN

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

NOTE 16 - SUBSEQUENT EVENTS

As of July 1, 2008, the Company is in default of the repayment terms of the July 20, 2006 YA Global Convertible Debenture. Per the terms of the debenture, "in the event of a default, the full principal amount of this Debenture, together with interest and other amounts owing, shall be due and payable in cash, provided however, the holder of the debenture may request payment of such amounts in Common Stock of the Obligor at the Conversion Price then in-effect." As of the date of this filing, YA Global has not demanded payment and management is in negotiations to restructure the debt.

On July 9, 2008 and July 28, 2008, the Company issued an aggregate of 36,801,932 shares of its Class A Common Stock to YA Global, valued at $25,753, for conversion of Secured Convertible Debentures issued on April 7, 2005 and subsequently amended on July 20, 2006.

                        MM2 GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

On July 17, 2008 and July 25, 2008, the Company converted an aggregate of 8,121 shares of Class B Common Stock into 36,093,016 shares of Class A Common Stock, pursuant to the provisions of Class B Common Stock.