Form 10-Q
period 2008-09-30
MM2 GROUP, INC.
filed 2008-11-19
CIK 1141500

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

                                       OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________ to _____________________

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated files, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the exchange act.

Large Accelerated filer [_]                 Accelerated filer         [_]
Non-accelerated filer   [_]                 Smaller reporting company [X]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  YES [_]   NO [X]

Number of shares of outstanding Class A, Common Stock,
 No par value, outstanding as of November 14, 2008:           449,999,999

================================================================================

                        MM2 GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements

         Balance Sheets - September 30, 2008 (Unaudited) and
              June 30, 2008 (Audited) .................................    2 - 3

         Statements of Operations - For the three months ended
              September 30, 2008 and 2007 (Unaudited) .................        4

         Statements of Accumulated Other Comprehensive Loss -
              For the three months ended September 30, 2008
              and 2007 (Unaudited) ....................................        5

         Statements of Cash Flows - For the three months ended
              September 30, 2008 and 2007 (Unaudited) .................   6  - 7

         Notes to Condensed Consolidated Financial Statements
              (Unaudited) .............................................   8 - 20


Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .....................  21 - 23


Item 4T. Controls and Procedures ......................................       24




PART II. OTHER INFORMATION


Item 5.  Other information ............................................       25


Item 6.  Exhibits .....................................................       25

                        MM2 GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       (Unaudited)       (Audited)
                                                                      September 30,      June 30,
                                                                          2008             2008
                                                                      ------------     ------------
                                     ASSETS
                                     ------

CURRENT ASSETS
Cash and cash equivalents                                             $    138,744     $    130,814
Securities available for sale                                                3,600            5,200
Accounts receivable, net of allowance for doubtful accounts of $0          346,716          483,617
Inventory                                                                  142,981          107,901
Deferred financing costs                                                     7,812           15,625
Prepaid expenses                                                            20,526           26,700
                                                                      ------------     ------------
    Total current assets                                                   660,379          769,857
                                                                      ------------     ------------

PROPERTY AND EQUIPMENT, net                                                  6,276            6,834
                                                                      ------------     ------------
OTHER ASSETS
Deposits and other assets                                                    3,183            3,183
                                                                      ------------     ------------

TOTAL ASSETS                                                          $    669,838     $    779,874
                                                                      ============     ============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                                 $  1,634,191     $  1,559,566
Due to related parties                                                   1,164,550        1,031,002
Convertible debentures payable, net of discount of $78,125 and
  $156,250, respectively                                                 1,640,933        1,582,508
Derivative liability                                                     2,496,219        1,912,227
Warrant liability                                                        1,009,437        1,009,437
                                                                      ------------     ------------

    Total current liabilities                                            7,945,330        7,094,740
                                                                      ------------     ------------

TOTAL LIABILITIES                                                        7,945,330        7,094,740
                                                                      ------------     ------------

COMMITMENTS AND CONTINGENCIES





                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                       (Unaudited)       (Audited)
                                                                      September 30,      June 30,
                                                                          2008             2008
                                                                      ------------     ------------
STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
   no shares issued and outstanding                                             --               --
Common stock:
  Class A - no par value; authorized 450,000,000 shares;
     September 30, 2008: 449,999,999 shares issued and outstanding
     June 30, 2008: 377,105,051 shares issued and outstanding            1,430,401        1,404,648
  Class B - no par value; authorized 50,000,000 shares; 10,000,000 shares issued; September 30, 2008: 9,977,254 shares outstanding
     June 30, 2008: 9,985,375 shares outstanding                               998              999
Additional paid-in capital                                                 750,000          750,000
Accumulated comprehensive loss                                            (276,400)        (274,800)
Accumulated deficit                                                     (9,180,491)      (8,195,713)
                                                                      ------------     ------------
    Total stockholders' deficit                                         (7,275,492)      (6,314,866)
                                                                      ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $    669,838     $    779,874
                                                                      ============     ============







                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       For the three months ended
                                                                              September 30,
                                                                      -----------------------------
                                                                          2008             2007
                                                                      ------------     ------------
SALES, net                                                            $    455,860     $    691,925
COST OF SALES                                                              293,450          571,046
                                                                      ------------     ------------
GROSS PROFIT                                                               162,410          120,879
                                                                      ------------     ------------

GENERAL AND ADMINISTRATION EXPENSES
    Selling and marketing expenses                                              --           24,495
    General and administrative expenses                                    324,196          373,156
    Depreciation expenses                                                      558              333
    Amortization of financing costs                                          7,813            7,813
                                                                      ------------     ------------
    Total general and administration expenses                              332,567          405,797
                                                                      ------------     ------------

(LOSS) FROM OPERATIONS                                                    (170,157)        (284,918)
                                                                      ------------     ------------

OTHER (INCOME) EXPENSES
    Other income                                                              (113)          (5,050)
    Interest expense                                                        43,421           47,957
    Liquidated damages                                                     103,143          114,029
    (Gain) loss on revaluation of derivatives                              583,992       (1,563,953)
    Consulting income                                                           --          (70,000)
    Beneficial interest expense                                              6,053           16,900
    Amortization of discount on debt conversion                             78,125          223,344
                                                                      ------------     ------------
    Total other (income) expenses                                          814,621       (1,236,773)
                                                                      ------------     ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                           (984,778)         951,855

PROVISION FOR INCOME TAXES                                                      --               --
                                                                      ------------     ------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                         $   (984,778)    $    951,855
                                                                      ============     ============
NET INCOME (LOSS) PER COMMON SHARE
    Basic                                                             $      (0.00)    $       0.01
                                                                      ============     ============
    Diluted                                                           $         --     $       0.00
                                                                      ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                              435,314,213      148,167,740
                                                                      ============     ============
    Diluted                                                                     --      450,000,000
                                                                      ============     ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED
                      OTHER COMPREHENSIVE LOSS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                                          2008             2007
                                                                      ------------     ------------
Balance at the beginning of period                                    $   (274,800)    $         --

Unrealized loss on securities available for sale:
    Unrealized losses arising during the period                             (1,600)        (196,000)
                                                                      ------------     ------------
    Net change for the period                                               (1,600)        (196,000)
                                                                      ------------     ------------

Balance at the end of the period                                      $   (276,400)    $   (196,000)
                                                                      ============     ============
























                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                                          2008             2007
                                                                      ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $   (984,778)    $    951,855
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
      Depreciation                                                             558              333
      Common stock issued for services and compensation                         --           33,100
      Amortization of discount on debt conversion                           78,125          223,344
      Amortization of deferred financing costs                               7,813            7,813
      (Gain) loss on revaluation of derivatives                            583,992       (1,563,953)
      Beneficial interest expense                                            6,053           16,900
      Securities receivable for consulting income                               --          (70,000)
  Changes in operating assets and liabilities:
      Accounts receivable                                                  136,901          117,449
      Inventory                                                            (35,080)          75,560
      Prepaid expenses and other assets                                      6,174           25,409
      Accounts payable and accrued liabilities                              74,624           42,254
      Due to related parties                                               133,548           28,907
                                                                      ------------     ------------
  Total cash provided by (used in) operating activities                      7,930         (111,029)
                                                                      ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         7,930         (111,029)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            130,814          457,599
                                                                      ------------     ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $    138,744     $    346,570
                                                                      ============     ============

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007


     SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

     For the three months ended September 30, 2008:
     ----------------------------------------------

     The Company issued 36,801,932 shares of its Class A Common Stock to YA Global Investments (f/k/a Cornell Capital Partners) ("YA Global"), valued at $25,753, for conversion of $19,700 of Secured Convertible Debentures issued on April 7, 2005 and subsequently amended on July 20, 2006. A beneficial interest expense of $6,053 was charged to operations.

     The Company issued 16,093,016 shares of Class A Common to Mark Meller, President and CEO, upon the conversion of 3,621 shares of Class B Common Stock.

     The Company issued 20,000,000 shares of Class A Common to Jerome Mahoney, Non-executive Chairman of the Board, upon the conversion of 4,500 shares of Class B Common Stock.

     For the three months ended September 30, 2007:
     ----------------------------------------------

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

     The Company issued 4,027,778 shares of its Class A Common Stock to YA Global Investments (f/k/a Cornell Capital Partners) ("YA Global"), for conversion of $14,500 of Secured Convertible Debentures issued on April 7, 2005 and subsequently amended on July 20, 2006.














                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007


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

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007


Basis of presentation
---------------------
The acquisition was accounted for as a reverse merger under the purchase method of accounting. Accordingly, MM2 Group, Inc. will be treated as the continuing entity for accounting purposes. The accompanying financial statements include the accounts of Old MM2, Wien (NY) and its wholly owned subsidiary Wien (NJ). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the June 30, 2008 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-KSB.

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

The result of operations for the three months ending September 30, 2008 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended June 30, 2008. References to the "Company," "we," "us" and "our" refer to MM2 Group Inc.


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

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007


Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at September 30, 2008 and June 30, 2008 of $10,631 and 25,543, respectively. The cash equivalents represent investments in Triple A credit rated money market funds that have 7-day auction rates competitive with current market conditions. Total cash and cash equivalents at September 30, 2008 and June 30, 2008 are $138,744 and $130,814, respectively.

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. The Company has uninsured cash balances at September 30, 2008 and June 30, 2008 of $0 and $31,843, respectively.

The Company provides credit terms to its corporate customers based on their negotiated contracts, which range from "payment on delivery" to "90 days" terms. Our two largest customers represent approximately 95% and 97% of our receivables at September 30, 2008 and June 30, 2008, respectively. Both of these customers have excellent payment histories and we do not expect to experience any losses on these collections.

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

Fair Value of Financial Instruments
-----------------------------------
The Company estimates that the fair value of all financial instruments at September 30, 2008 and June 30, 2008, as defined in FAS 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Revenue Recognition
-------------------
The Company recognizes revenues when products are shipped from its warehouse or when the Company is notified that product has been drop-shipped from the suppliers or from our outsourced packagers.

Our largest customer at September 30, 2008 and 2007, represented approximately 70% and 80%, respectively, of our product sales for the three months ended September 30, 2008 and 2007.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007


Accounts Receivables
--------------------
Accounts receivables consist primarily of uncollected invoices for product sales. Payment terms vary from customer to customer and range from "payment on delivery" to "90 days" terms. In addition, collection on credit card sales is generally settled in 5 days. The Company does not provide for customer returns, but will accommodate customers in special circumstances. Management has determined that, based on its experience, that no provision for product returns is required at September 30, 2008 and June 30, 2008.

Inventory
---------
Inventory primarily consists of bulk supplies of capsules and sealed powders, bottles, caps and shipping containers are stored in our on-site warehouse. In addition, we have supplies of purchased product and finished goods bottled on-site. Inventory is valued at the average cost of all purchases.

Inventory reserves are estimated for excess and slow-moving inventory. These estimates are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, inventory write-downs may be required. Management has determined that no provision for excess and slow-moving inventory is required at September 30, 2008 and June 30, 2008.

Financing Costs
---------------
Financing costs consist primarily of commitment fees and broker fees relating to the issuance of the Company's convertible debentures. These costs are generally capitalized and amortized over the term of the debenture. In some cases, these fees are expensed immediately if they relate to expired or terminated debentures.

As of September 30, 2008 and June 30, 2008, the costs and accumulated amortization for the deferred financing costs is as follows:

                                            (Unaudited)         (Audited)
                                              Sept 30,           June 30,
                                                2008              2008
                                             ----------        ----------
     Deferred financing costs                $   62,500        $   62,500
     Less: Accumulated amortization             (54,688)          (46,875)
                                             ----------        ----------
          Net deferred financing costs       $    7,812        $   15,625
                                             ==========        ==========


Basic and Diluted Earnings Per Common Share
-------------------------------------------
SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007


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

The shares used in the computations are as follows:

                                                                                     Three months ended September 30,
                                                                                    ----------------------------------
                                                                                         2008                2007
                                                                                    --------------      --------------
     Basic net income (loss) per share computation:
        Net income (loss) attributable to common stockholders                       $     (984,778)     $      951,855
        Weighted-average common shares outstanding                                     435,314,213         148,167,740
        Basic net income (loss) per share attributable to common stockholders       $        (0.00)     $         0.01

     Diluted net income (loss) per share computation:
        Net income (loss) attributable to common stockholders                       $     (984,778)     $      951,855
        Weighted-average common shares outstanding                                     435,314,213         148,167,740
        Incremental shares attributable to the assumed conversion of Class B
         common stock, convertible debentures and warrants                                     N/A         301,832,260
        Total adjusted weighted-average shares                                         435,314,213         450,000,000
        Diluted net income (loss) per share attributable to common stockholders     $        (0.00)     $         0.00

The Company had common stock equivalents in excess of its authorized capital at September 30, 2008 and 2007, so the maximum authorized shares of 450,000,000 are shown for diluted earnings per common share calculations.

Comprehensive Income (Loss)
---------------------------
FAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of September 30, 2008 and 2007, the Company has several items that represent comprehensive losses, and thus, has included a statement of other comprehensive loss.

Derivative Liabilities
----------------------
During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007


after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the three months ended September 30, 2008 and 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the YA Global Convertible Debentures.

Recent Accounting Pronouncements
--------------------------------
In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity's accounting policy of the treatment of the costs, period of extension, and total costs incurred. FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009. The Company is currently evaluating the impact that FSP 142-3 will have on its financial position or results of operations.


NOTE 3 - INVENTORIES

As of September 30, 2008 and June 30, 2008, inventory is as follows:

                                            (Unaudited)         (Audited)
                                              Sept 30,           June 30,
                                                2008              2008
                                             ----------        ----------
     Purchased goods for resale              $   50,769        $   38,287
     Raw materials                               76,146            53,356
     Finished goods for resale                   16,066            16,258
                                             ----------        ----------
     Net inventory                           $  142,981        $  107,901
                                             ==========        ==========


NOTE 4 - SECURITIES AVAILABLE FOR SALE

On February 13, 2007, the Company received 4,000,000 shares of Deep Field Technologies Class A Common Stock as compensation pursuant to the Consulting Agreement with Deep Field Technologies, valued at $1,120,000. The Company provided general corporate finance advisory and other similar consulting services for a period of six (6) months from the date of the agreement. Subsequent to the issue date of these securities, circumstances had changed which impaired the expected fair value of the shares and management reduced the fair value to $280,000 at June 30, 2007. At September 30, 2008 and June 30, 2008, the fair value of these securities is $3,600 and $5,200, respectively. The President and CEO of the Company was also the President and CEO of Deep Field Technologies prior to execution of the Consulting Agreement.


NOTE 5 - INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007


income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                              (Unaudited)          (Audited)
                                             September 30,         June 30,
                                                 2008                2008
                                             ------------        ------------
     Deferred tax asset                      $  1,200,000        $  1,220,000
     Less:  Valuation allowance                (1,200,000)         (1,220,000)
                                             ------------        ------------
     Net deferred tax assets                 $         --        $         --
                                             ============        ============

As of September 30, 2008 and June 30, 2008, the Company has net operating loss carry forwards of approximately $3,500,000 and $3,600,000, respectively, that can be utilized to offset future taxable income for Federal income tax purposes through 2028. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.


NOTE 6 - RELATED PARTY TRANSACTIONS

As of September 30, 2008 and June 30, 2008, the Company has accrued $1,164,550 and $1,031,002, respectively, of deferred compensation for the Non-executive Chairman and the President of the Company. These deferrals will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments. The Non-executive Chairman and the President of the Company have further agreed, however, to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.


NOTE 7 - CONVERTIBLE DEBENTURES PAYABLE

On April 1, 2005, we entered into a Securities Purchase Agreement with YA Global for the sale of $2,500,000 of secured convertible debentures. The agreement was amended and restated on July 20, 2006 and January 4, 2007 to reflect the change in the funding formulas. Pursuant to the terms of the agreement with YA Global, on April 1, 2005 we issued a secured convertible debenture in the principal amount of $1,250,000. On July 20, 2006, the secured convertible debenture was amended and restated and reissued in an aggregate principal amount of $1,330,308, which included accrued and unpaid interest on the original convertible debenture of $80,308. Interest on the outstanding principal balance of the Secured Convertible Debentures accrues at the annual rate of 10%. Payment of principal and accrued interest shall be paid on or before July 1, 2008 on the July 20, 2006 debenture. During the year ended June 30, 2007, we issued 3,086,420 shares of Class A common stock as repayment of principal of $50,000. During the year ended June 30, 2008, we issued 158,639,780 shares of Class A common stock as repayment of principal of $166,550. During the three months ended September 30, 2008, we

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007


issued 36,801,932 shares of Class A common stock as repayment of principal of $19,700. As of September 30, 2008 the remaining principal balance of the convertible debenture was $1,094,058 plus $271,854 of accrued interest. As of June 30, 2008 the remaining principal balance of the convertible debenture was $1,113,758 plus $244,186 of accrued interest.

On January 4, 2007, we issued a secured convertible debenture in the principal amount of $625,000. Interest on the outstanding principal balance of this Secured Convertible Debentures accrues at the annual rate of 10%. Payment of principal and accrued interest shall be paid on or before January 1, 2009. As of September 30, 2008 the remaining principal balance of the convertible debenture was $625,000 plus $108,733 of accrued interest. As of June 30, 2008 the remaining principal balance of the convertible debenture was $625,000 plus $92,979 of accrued interest.

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

The aggregate principal value of the Amended and Restated Secured Convertible Debenture is $1,719,058 and 1,738,758 at September 30, 2008 and June 30, 2008,
respectively. These amounts are shown net of the unamortized portion of the discount on conversion of $78,125 and $156,250, respectively. The discounts are being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on debt conversion on the statement of operations.

Pursuant to the terms of the Amendment Number 1 to Amended and Restated Investor Registration Rights Agreement with YA Global, the Company shall use its best efforts (i) to have the Initial Registration Statement declared effective by the SEC no later than ninety (90) days from the Scheduled Filing Deadline and (ii) to insure that the Initial Registration Statement and

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007


any subsequent Registration Statement remains in effect until all of the Registrable Securities have been sold, subject to the terms and conditions of this Agreement. In the event of default of the registration rights agreement, the Company will pay liquidated damages, either in cash or shares of the Company's Common Stock, at 2% of the liquidated value of the Convertible Debentures outstanding for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. Any Liquidated Damages payable hereunder shall not limit, prohibit or preclude the Investor from seeking any other remedy available to it under contract, at law or in equity. For the three months ended September 30, 2008 and 2007, the Company has accrued $103,143 and $114,029, respectively, of liquidated damages for failing to have the registration statement declared effective by the SEC. As of September 30, 2008 and June 30, 2008 the Company has accumulated liquidated damages of $799,989 and $696,846, respectively.


NOTE 8 - DERIVATIVE LIABILITY

In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the aggregate amount of $2,642,352 as a liability in the accompanying condensed consolidated balance sheets. As of September 30, 2008 and June 30, 2008, the derivative liability was measured at its estimated fair value of $2,496,219 and $1,912,227, respectively.

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

                                                   Sept 30, 2008   June 30, 2008
                                                   -------------   -------------
     Fair market value of stock                    $     0.00040   $     0.00090
     Lowest closing bid price last 30 trading days $     0.00030   $     0.00090
     Exercise price                                $     0.00027   $     0.00081
     Dividend yield                                        0.00%           0.00%
     Risk free interest rate                               5.60%           5.60%
     Expected volatility                                 256.38%         291.08%
     Expected life                                       3 Years         3 Years

The derivative value of the January 4, 2007 debenture exceeded the face amount of the debenture and as such, the excess value of $855,597 was charged to the Loss on revaluation of derivatives on the consolidated statements of operations in the year ended June 30, 2007.

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in (gain) loss on revaluation of derivatives in the consolidated statements of operations. During the three months ended

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007


September 30, 2008, there was a change in the fair value of the embedded derivatives, which resulted in a total loss of $583,992. During the three months ended September 30, 2007, there was a change in the fair value of the embedded derivatives, which resulted in a total gain of $1,563,953.

In accordance with SFAS 133, SFAS 150 and EITF 00-19, the initial fair market value of the derivatives is recorded as a debt discount. The initial value of the debt discount of $1,786,755 is being amortized over the life of the convertible debentures. Amortization expense on the derivative for the three months ending September 30, 2008 and 2007 was $78,125 and $223,344, respectively.


NOTE 9 - STOCKHOLDERS' DEFICIT

In accordance with its Certificate of Incorporation as filed on July 7, 2005, the Company is authorized to issue 1,000,000 shares of Preferred stock, $1.00 par value, 450,000,000 shares of Class A common stock, no par value; and 50,000,000 shares of Class B Common Stock, no par value.

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of September 30, 2008 and June 30, 2008, no shares were issued or outstanding.

CLASS A COMMON STOCK

Class A Common Stock consists of 450,000,000 shares of authorized common stock with no par value. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

As of September 30, 2008 and June 30, 2008, 449,999,999 and 377,105,051 shares of Class A Common Stock were issued and outstanding.

For the three months ended September 30, 2008, the Company had the following
----------------------------------------------------------------------------
transactions in its Class A common stock:
-----------------------------------------

The Company issued 36,801,932 shares of its Class A Common Stock to YA Global, valued at $25,753, for conversion of $19,700 of Secured Convertible Debentures issued on April 7, 2005 and subsequently amended on July 20, 2006. A beneficial interest expense of $6,053 was charged to operations.

The Company issued 16,093,016 shares of Class A Common to Mark Meller, President and CEO, upon the conversion of 3,621 shares of Class B Common Stock.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007


The Company issued 20,000,000 shares of Class A Common to Jerome Mahoney, Non-executive Chairman of the Board, upon the conversion of 4,500 shares of Class B Common Stock.

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

The Company issued 1,000,000 shares of its Class A Common Stock valued at $25,000, as compensation to officers of Genotec Nutritionals for bonuses pursuant to the provisions of the Genotec Plan.

The Company issued 4,027,778 shares of its Class A Common Stock to YA Global, for conversion of $14,500 of Secured Convertible Debentures issued on April 7, 2005 and subsequently amended on July 20, 2006.

CLASS B COMMON STOCK

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

As of September 30, 2008, 10,000,000 shares were issued and 9,977,254 shares were outstanding. As of June 30, 2008, 10,000,000 shares were issued and 9,985,375 shares were outstanding.

For the three months ended September 30, 2008, the Company had the following
----------------------------------------------------------------------------
transactions in its Class B Common Stock:
-----------------------------------------

The Company issued 16,093,016 shares of Class A Common to Mark Meller, President and CEO, upon the conversion of 3,621 shares of Class B Common Stock.

The Company issued 20,000,000 shares of Class A Common to Jerome Mahoney, Non-executive Chairman of the Board, upon the conversion of 4,500 shares of Class B Common Stock.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007


For the three months ended September 30, 2007, the Company had no transactions
------------------------------------------------------------------------------
in its Class B Common Stock:
----------------------------

NOTE 10 - WARRANTS

On April 1, 2005, the Company sold to YA Global Capital a warrant to purchase 750,000 shares of its common stock for a purchase price of $10. This warrant had an exercise price of $.07 per share, was vested immediately and expires two years from the date of issue. On July 20, 2006, the Company issued an Amended and Restated warrant which changed the exercise price to $.05 per share and extended the redemption period to five years from the date of issuance. The fair value of the amended warrant of $44,625 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 142.21%; risk-free interest rates of 4.60%; and expected life of 5 years. The gain on the disposition of the initial warrant was credited to other income for $40,192 in the same period. The expense for the amended warrant of $44,625 was charged to financing costs in the same period.

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


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company entered into two employment agreements with Jerome Mahoney, its Non-executive Chairman of the Board and Mark Meller, its President and Board Member, as of December 15, 2004. Each of the employment agreements is for a term through September 30, 2011 and provides for annual compensation of $200,000 with an annual increase of 10%. In addition, each executive shall be entitled to Company sponsored fringe benefits and annual bonuses in accordance with the Company policies and plans in effect for Executive officers of the Company. The executives shall also be granted stock options under the Company's stock option plan as adopted by the Board of Directors and the shareholders of the Company. The executives will each receive a $750,000 bonus for the successful completion of the registration of the Company's stock on Form S-1, SB-2 and any other such form of registration statement declared effective by the Securities and Exchange Commission. This bonus shall be paid in a lump sum on the date the registration statement is declared effective, or alternately, at the discretion of the Company and with the agreement of the Executive, in shares of the Company's Class B Common Stock.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007


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

The Company has suffered recurring losses and experiences deficiencies in cash flow from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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


NOTE 13 - SUBSEQUENT EVENTS

As of October 1, 2008, the Company is in default of the repayment terms of the July 20, 2006 YA Global Convertible Debenture. Per the terms of the debenture, "in the event of a default, the full principal amount of this Debenture, together with interest and other amounts owing, shall be due and payable in cash, provided however, the holder of the debenture may request payment of such amounts in Common Stock of the Obligor at the Conversion Price then in-effect." As of the date of this filing, YA Global has not demanded payment and management is in negotiations to restructure the debt.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED
--------------------------------------------------------------------
SEPTEMBER 30, 2007
------------------

Total sales for the three months ended September 30, 2008 and 2007 were $455,860 and $691,925, respectively. The $236,065 decrease is primarily the result of the reductions in shipments of fish oil products as the customer experiences a slow-down related to the worsening economy.

Cost of sales for the three months ended September 30, 2008 and 2007 were $293,450 and $571,046, respectively, for a reduction in costs of $277,596. The costs represent the costs of bulk supplies of capsules and sealed powders, bottles, caps, shipping containers, packaging and shipping of nutritional supplements by Genotec. The decrease is primarily the result of the reductions in shipments of fish oil products as discussed above.

Total operating expenses for the three months ended September 30, 2008 and 2007, were $332,567 and $405,797, respectively. The decrease of $73,230 was primarily due to reductions of consulting fees for advertising programs and management services instituted in 2007 but not repeated in 2008. In addition, the Company incurred $25,000 in executive bonuses for the Genotec management team in 2007 but not repeated in 2008.

The other (income) expense for the three months ended September 30, 2008 was an expense of $814,621. This total was primarily comprised of a loss on revaluation of derivatives of $583,992, liquidated damages of $103,143, amortization of the discount on debt conversion of $78,125, interest expense of $43,421 and beneficial interest on stock issuance of $6,053. Total other (income) expense for the three months ended September 30, 2007 was an income of $1,236,773. This total was primarily comprised of gains on revaluation of derivatives of $1,563,953, consulting income of $70,000 on the Deep Field Consulting Agreement and interest income of $5,050. These amounts are offset by amortization of the discount on debt conversion of $223,344, liquidated damages of $114,029, beneficial interest on stock issuance of $16,900, and interest expense of $47,957. Interest expense is related to accrued interest on the YA Global Convertible Debentures and interest income is related to interest on the cash accounts.

Net income (loss) for the three months ending September 30, 2008 was a loss of $984,778 and a net income of $951,855 for the three months ended September 30, 2007. The decrease from a net income to a net loss of $1,936,633, as compared to the prior year income, is primarily due to unfavorable change in the revaluation of derivatives of $2,147,945.

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

During the three months ended September 30, 2008, the Company had a net increase in cash of $7,930 and during the three months ended September 30, 2007, the Company had a net decrease in cash of $111,029. The Company's principal use of funds during these periods was as follows:

CASH FLOWS FROM OPERATING ACTIVITIES. The Company provided $7,930 in cash from operations in the three months ended September 30, 2008, increasing cash to $138,745 from $130,745 at June 30, 2008. The increase in cash from operations was primarily the result of collection of accounts receivables and increases in deferred liabilities offset by the higher cash operating loss.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management's good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "should," "will," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.

ITEM 4T. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company had concluded that the Company's disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q were not effective for the following reasons:

         a) The deficiency was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

         b) The deficiency was identified in respect to the Company's Board of Directors. This deficiency is the result of the Company's limited number of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q and determined that there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 6.  EXHIBITS

         31.1   Rule 13a-14(a)/15d-14(a) Certifications.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




MM2 Group, Inc.



By: /s/ Mark Meller                                   Date:   November 19, 2008
    ------------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Accounting Officer

                                INDEX OF EXHIBITS


         31.1     Rule 13a-14(a)/15d-14(a) Certifications.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.