Form 10-Q
period 2008-12-31
MM2 GROUP, INC.
filed 2009-02-17
CIK 1141500

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

Large Accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Number of shares of outstanding Class A, Common Stock,
     No par value, outstanding as of February 13, 2009: 449,999,999
================================================================================

                        MM2 GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008


                                TABLE OF CONTENTS
                                -----------------

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Balance Sheets - December 31, 2008 (Unaudited)
          and June 30, 2008 (Audited)                                      2-3

          Statements of Operations - For the six months and three
          months ended December 31, 2008 and 2007 (Unaudited)               4

          Statements of Accumulated Other Comprehensive Loss - For
          the six months ended December 31, 2008 and 2007
          (Unaudited)                                                       5

          Statements of Cash Flows - For the six months ended
          December 31, 2008 and 2007 (Unaudited)                           6-7

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                      8-22

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             23-26

Item 4T.  Controls and Procedures                                           27

PART II.  OTHER INFORMATION

Item 5.   Other information                                                 28

Item 6.   Exhibits                                                          28

                        MM2 GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      (Unaudited)       (Audited)
                                                                                      December 31,       June 30,
                                                                                          2008             2008
                                                                                      ------------     ------------
                                     ASSETS
                                     ------
CURRENT ASSETS
Cash and cash equivalents                                                             $    106,133     $    130,814
Securities available for sale                                                                  800            5,200
Accounts receivable, net of allowance for doubtful accounts of $0                          166,359          483,617
Inventory 135,554                                                                          107,901
Deferred financing costs                                                                      --             15,625
Prepaid expenses                                                                             8,376           26,700
                                                                                      ------------     ------------
    Total current assets                                                                   417,222          769,857
                                                                                      ------------     ------------

PROPERTY AND EQUIPMENT, net                                                                  5,718            6,834
                                                                                      ------------     ------------

OTHER ASSETS
Deposits and other assets                                                                    3,183            3,183
                                                                                      ------------     ------------

TOTAL ASSETS                                                                          $    426,123     $    779,874
                                                                                      ============     ============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
                       -------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                                                 $  1,654,964     $  1,559,566
Due to related parties                                                                   1,319,616        1,031,002
Convertible debentures payable, net of discount of $0 and
  $156,250, respectively                                                                 1,719,058        1,582,508
Derivative liability                                                                     3,674,905        1,912,227
Warrant liability                                                                        1,009,437        1,009,437
                                                                                      ------------     ------------

  Total current liabilities                                                              9,377,980        7,094,740
                                                                                      ------------     ------------


TOTAL LIABILITIES                                                                        9,377,980        7,094,740
                                                                                      ------------     ------------

COMMITMENTS AND CONTINGENCIES





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                      (Unaudited)       (Audited)
                                                                                      December 31,       June 30,
                                                                                          2008             2008
                                                                                      ------------     ------------

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
   no shares issued and outstanding                                                           --                --
Common stock:
  Class A - no par value; authorized 490,000,000 shares;
     December 31, 2008: 449,999,999 shares issued and outstanding
     June 30, 2008: 377,105,051 shares issued and outstanding                            1,430,401         1,404,648
  Class B - no par value; authorized 10,000,000 shares; 10,000,000 shares issued;
     December 31, 2008: 9,977,254 shares outstanding
     June 30, 2008: 9,985,375 shares outstanding                                               998               999
Additional paid-in capital                                                                 750,000           750,000
Accumulated comprehensive loss                                                            (279,200)         (274,800)
Accumulated deficit                                                                    (10,854,056)       (8,195,713)
                                                                                      ------------      ------------
  Total stockholders' deficit                                                           (8,951,857)       (6,314,866)
                                                                                      ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $    426,123      $    779,874
                                                                                      ============      ============














         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      For the six months ended           For the three months ended
                                                            December 31,                        December 31,
                                                       2008              2007              2008              2007
                                                   ------------      ------------      ------------      ------------
SALES, net                                         $    666,266      $  1,202,836      $    210,406      $    510,911

COST OF SALES                                           433,885           965,441           140,435           394,395
                                                   ------------      ------------      ------------      ------------

GROSS PROFIT                                            232,381           237,395            69,971           116,516
                                                   ------------      ------------      ------------      ------------

GENERAL AND ADMINISTRATION EXPENSES
  Selling and marketing expenses                           --              22,762              --              (1,733)
  General and administrative expenses                   656,112           749,116           331,916           375,960
  Depreciation expenses                                   1,116               868               558               535
  Amortization of financing costs                        15,625            15,625             7,812             7,812
                                                   ------------      ------------      ------------      ------------
  Total general and administration expenses             672,853           788,371           340,286           382,574
                                                   ------------      ------------      ------------      ------------

(LOSS) FROM OPERATIONS                                 (440,472)         (550,976)         (270,315)         (266,058)
                                                   ------------      ------------      ------------      ------------

OTHER (INCOME) EXPENSES
    Other income                                           (148)           (8,292)              (35)           (3,242)
    Interest expense                                     86,751           100,139            43,330            52,182
    Liquidated damages                                  206,287           225,148           103,144           111,119
   (Gain) loss on revaluation of derivatives          1,762,678          (500,807)        1,178,686         1,063,146
   Consulting income                                       --             (70,000)             --                --
   Beneficial interest expense                            6,053                78              --             (16,822)
   Amortization of discount on debt conversion          156,250           446,689            78,125           223,345
                                                   ------------      ------------      ------------      ------------
  Total other expenses                                2,217,871           192,955         1,403,250         1,429,728
                                                   ------------      ------------      ------------      ------------

(LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                       (2,658,343)         (743,931)       (1,673,565)       (1,695,786)

PROVISION FOR INCOME TAXES                                 --                --                --                --
                                                   ------------      ------------      ------------      ------------

NET (LOSS) APPLICABLE TO
    COMMON SHARES                                  $ (2,658,343)     $   (743,931)     $ (1,673,565)     $ (1,695,786)
                                                   ============      ============      ============      ============

NET (LOSS) PER COMMON SHARE
  Basic and diluted                                $      (0.01)     $      (0.00)     $      (0.00)     $      (0.01)
                                                   ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                                 442,657,106       160,183,114       449,999,999       164,219,457
                                                   ============      ============      ============      ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED
                      OTHER COMPREHENSIVE LOSS (UNAUDITED)
                      FOR THE SIX MONTHS ENDED DECEMBER 31,


                                                                                          2008             2008
                                                                                      ------------     ------------

Balance at the beginning of period                                                    $   (274,800)    $       --

Unrealized loss on securities available for sale:
     Unrealized losses arising during the period                                            (4,400)        (256,000)
                                                                                      ------------     ------------
     Net change for the period                                                              (4,400)        (256,000)
                                                                                      ------------     ------------
Balance at the end of the period                                                      $   (279,200)    $   (256,000)
                                                                                      ============     ============


















              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE SIX MONTHS ENDED DECEMBER 31,

                                                                                          2008             2008
                                                                                      ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
 Net (loss)                                                                           $ (2,658,343)    $   (743,931)
 Adjustments to reconcile net (loss) to net cash (used in)
   operating activities
      Depreciation                                                                           1,116              868
      Common stock issued for services and compensation                                       --             63,379
      Amortization of discount on debt conversion                                          156,250          446,689
      Amortization of deferred financing costs                                              15,625           15,625
      (Gain) loss on revaluation of derivatives                                          1,762,678         (500,807)
      Beneficial interest expense                                                            6,053               78
      Securities receivable for consulting income                                             --            (70,000)
 Changes in operating assets and liabilities:
      Accounts receivable                                                                  317,258          226,712
      Inventory                                                                            (27,653)         116,478
      Prepaid expenses and other assets                                                     18,324           29,706
      Accounts payable and accrued liabilities                                              95,397          152,380
      Due to related parties                                                               288,614           60,272
                                                                                      ------------     ------------
 Total cash (used in) operating activities                                                 (24,681)        (202,551)
                                                                                      ------------     ------------


CASH FLOW FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                                           --             (4,107)
                                                                                      ------------     ------------


NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (24,681)        (206,658)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                            130,814          457,599
                                                                                      ------------     ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                             $    106,133     $    250,941
                                                                                      ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the period for:
 Interest expense                                                                     $       --       $       --
                                                                                      ============     ============
 Income taxes                                                                         $       --       $       --
                                                                                      ============     ============











         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

For the six months ended December 31, 2008:
-------------------------------------------

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

The Company issued 42,685,673 shares of its Class A Common Stock to YA Global Investments (f/k/a Cornell Capital Partners) ("YA Global"), for conversion of $87,950 of Secured Convertible Debentures issued on April 7, 2005 and subsequently amended on July 20, 2006.


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MM2 GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           DECEMBER 31, 2008 AND 2007

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2008 AND 2007

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

The result of operations for the six months ending December 31, 2008 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended June 30, 2008. References to the "Company," "we," "us" and "our" refer to MM2 Group Inc.

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2008 AND 2007

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at December 31, 2008 and June 30, 2008 of $0 and 25,543, respectively. The cash equivalents represent investments in Triple A credit rated money market funds that have 7-day auction rates competitive with current market conditions. Total cash and cash equivalents at December 31, 2008 and June 30, 2008 are $106,133 and $130,814, respectively.

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. The Company has uninsured cash balances at December 31, 2008 and June 30, 2008 of $0 and $31,843, respectively.

The Company provides credit terms to its corporate customers based on their negotiated contracts, which range from "payment on delivery" to "90 days" terms. Our two largest customers represent approximately 82% and 97% of our receivables at December 31, 2008 and June 30, 2008, respectively. Both of these customers have excellent payment histories and we do not expect to experience any losses on these collections.

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

Fair Value of Financial Instruments
-----------------------------------
The Company estimates that the fair value of all financial instruments at December 31, 2008 and June 30, 2008, as defined in FAS 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Revenue Recognition
-------------------
The Company recognizes revenues when products are shipped from its warehouse or when the Company is notified that product has been drop-shipped from the suppliers or from our outsourced packagers.

Our largest customer at December 31, 2008 and 2007, represented approximately 60% and 80%, respectively, of our product sales for the six months ended December 31, 2008 and 2007.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2008 AND 2007

Accounts Receivables
--------------------
Accounts receivables consist primarily of uncollected invoices for product sales. Payment terms vary from customer to customer and range from "payment on delivery" to "90 days" terms. In addition, collection on credit card sales is generally settled in 5 days. The Company does not provide for customer returns, but will accommodate customers in special circumstances. Management has determined that, based on its experience, that no provision for product returns is required at December 31, 2008 and June 30, 2008.

Inventory
---------
Inventory primarily consists of bulk supplies of capsules and sealed powders, bottles, caps and shipping containers are stored in our on-site warehouse. In addition, we have supplies of purchased product and finished goods bottled on-site. Inventory is valued at the average cost of all purchases.

Inventory reserves are estimated for excess and slow-moving inventory. These estimates are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, inventory write-downs may be required. Management has determined that no provision for excess and slow-moving inventory is required at December 31, 2008 and June 30, 2008.

Financing Costs
---------------
Financing costs consist primarily of commitment fees and broker fees relating to the issuance of the Company's convertible debentures. These costs are generally capitalized and amortized over the term of the debenture. In some cases, these fees are expensed immediately if they relate to expired or terminated debentures.

As of December 31, 2008 and June 30, 2008, the costs and accumulated amortization for the deferred financing costs is as follows:


                                                   (Unaudited)     (Audited)
                                                     Dec 31,        June 30,
                                                      2008            2008
                                                   ----------      ----------
           Deferred financing costs                $   62,500      $   62,500
           Less: Accumulated amortization             (62,500)        (46,875)
                                                   ----------      ----------
                Net deferred financing costs       $      --       $   15,625
                                                   ==========      ==========


Basic and Diluted Earnings Per Common Share
-------------------------------------------
SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2008 AND 2007

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

The shares used in the computations are as follows:

                                                                                Six months ended December 31,
                                                                              --------------------------------
                                                                                   2008               2007
                                                                              -------------      -------------
Basic net (loss) per share computation:
---------------------------------------
  Net (loss) attributable to common stockholders                              $  (2,658,343)     $    (743,931)
  Weighted-average common shares outstanding                                    442,657,106        160,183,114
  Basic net (loss) per share attributable to common stockholders              $       (0.01)     $       (0.00)

Diluted net (loss) per share computation:
-----------------------------------------
  Net (loss) attributable to common stockholders                              $  (2,658,343)     $    (743,931)
  Weighted-average common shares outstanding                                    442,657,106        160,183,114
  Incremental shares attributable to the assumed conversion of Class B
     common stock, convertible debentures and warrants                                  N/A                N/A
  Total adjusted weighted-average shares                                        442,657,106        160,183,114
  Diluted net (loss) per share attributable to common stockholders            $       (0.01)     $       (0.00)

The Company has common stock equivalents of approximately 70 billion and 11 billion at December 31, 2008 and 2007. These amounts are in excess of the authorized capital of the Company. See Note 14, Subsequent Events, for actions taken by the Board of Directors subsequent to December 31, 2008.

Comprehensive Income (Loss)
---------------------------
FAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of December 31, 2008 and 2007, the Company has several items that represent comprehensive losses, and thus, has included a statement of other comprehensive loss.

Derivative Liabilities
----------------------
During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2008 AND 2007

warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the six months ended December 31, 2008 and 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the YA Global Convertible Debentures.

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

NOTE 3 - FAIR VALUE MEASUREMENTS

On July 1, 2008, the Company adopted SFAS No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157's valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

     Level 1 Inputs- Quoted prices for identical instruments in active markets. Level 2 Inputs- Quoted prices for similar instruments in active markets;
          quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
     Level 3 Inputs- Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2008 AND 2007


Assets                          Level I      Level II    Level III      Total
                              -----------  -----------  -----------  -----------

Securites available for sale  $       800  $       --   $       --   $       800
                              -----------  -----------  -----------  -----------
Total Assets                  $       800  $       --   $       --   $       800
                              ===========  ===========  ===========  ===========

Convertible debentures        $       --   $ 1,719,058  $       --   $ 1,719,058
Derivative liabilities                --     3,674,905          --     3,674,905
Warramt liability                     --     1,009,437          --     1,009,437
                              -----------  -----------  -----------  -----------
Total Liabilities             $       --   $ 6,403,400  $       --   $ 6,403,400
                              ===========  ===========  ===========  ===========


NOTE 4 - INVENTORIES

As of December 31, 2008 and June 30, 2008, inventory is as follows:

                                                (Unaudited)      (Audited)
                                                   Dec 31,        June 30,
                                                    2008            2008
                                                 ----------      ----------
     Purchased goods for resale                  $   41,528      $   38,287
     Raw materials                                   65,617          53,356
     Finished goods for resale                       28,409          16,258
                                                 ----------      ----------
     Net inventory                               $  135,554      $  107,901
                                                 ==========      ==========

NOTE 5 - SECURITIES AVAILABLE FOR SALE

On February 13, 2007, the Company received 4,000,000 shares of Deep Field Technologies Class A Common Stock as compensation pursuant to the Consulting Agreement with Deep Field Technologies, valued at $1,120,000. The Company provided general corporate finance advisory and other similar consulting services for a period of six (6) months from the date of the agreement. Subsequent to the issue date of these securities, circumstances had changed which impaired the expected fair value of the shares and management reduced the fair value to $280,000 at June 30, 2007. At December 31, 2008 and June 30, 2008, the fair value of these securities is $800 and $5,200, respectively. The President and CEO of the Company was also the President and CEO of Deep Field Technologies prior to execution of the Consulting Agreement.

NOTE 6 - INCOME TAXES

 Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2008 AND 2007


                                              (Unaudited)     (Audited)
                                              December 31,     June 30,
                                                  2008           2008
                                              -----------    -----------

     Deferred tax asset                       $ 1,530,000    $ 1,220,000
     Less:  Valuation allowance                (1,530,000)    (1,220,000)
                                              -----------    -----------
     Net deferred tax assets                  $       --     $       --
                                              ===========    ===========


As of December 31, 2008 and June 30, 2008, the Company has net operating loss carry forwards of approximately $4,500,000 and $3,600,000, respectively, that can be utilized to offset future taxable income for Federal income tax purposes through 2028. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of December 31, 2008 and June 30, 2008, the Company has accrued $1,319,616 and $1,031,002, respectively, of deferred compensation for the Non-executive Chairman and the President of the Company. These deferrals will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments. The Non-executive Chairman and the President of the Company have further agreed, however, to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.

NOTE 8 - CONVERTIBLE DEBENTURES PAYABLE

On April 1, 2005, we entered into a Securities Purchase Agreement with YA Global for the sale of $2,500,000 of secured convertible debentures. The agreement was amended and restated on July 20, 2006 and January 4, 2007 to reflect the change in the funding formulas. Pursuant to the terms of the agreement with YA Global, on April 1, 2005 we issued a secured convertible debenture in the principal amount of $1,250,000. On July 20, 2006, the secured convertible debenture was amended and restated and reissued in an aggregate principal amount of $1,330,308, which included accrued and unpaid interest on the original convertible debenture of $80,308. Interest on the outstanding principal balance of the Secured Convertible Debentures accrues at the annual rate of 10%. Payment of principal and accrued interest shall be paid on or before July 1, 2008 on the July 20, 2006 debenture. During the year ended June 30, 2007, we issued 3,086,420 shares of Class A common stock as repayment of principal of $50,000. During the year ended June 30, 2008, we issued 158,639,780 shares of Class A common stock as repayment of principal of $166,550. During the six months ended December 31, 2008, we issued 36,801,932 shares of Class A common stock as repayment of principal of $19,700. As of December 31, 2008 the remaining principal balance of the convertible debenture was $1,094,058 plus

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2008 AND 2007

$299,430 of accrued interest. As of June 30, 2008 the remaining principal balance of the convertible debenture was $1,113,758 plus $244,186 of accrued interest.

On January 4, 2007, we issued a secured convertible debenture in the principal amount of $625,000. Interest on the outstanding principal balance of this Secured Convertible Debentures accrues at the annual rate of 10%. Payment of principal and accrued interest shall be paid on or before January 1, 2009. As of December 31, 2008 the remaining principal balance of the convertible debenture was $625,000 plus $124,486 of accrued interest. As of June 30, 2008 the remaining principal balance of the convertible debenture was $625,000 plus $92,979 of accrued interest.

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

The aggregate principal value of the Amended and Restated Secured Convertible Debenture is $1,719,058 and $1,738,758 at December 31, 2008 and June 30, 2008,
respectively. These amounts are shown net of the unamortized portion of the discount on conversion of $0 and $156,250, respectively. The discounts are being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on debt conversion on the statement of operations.

Pursuant to the terms of the Amendment Number 1 to Amended and Restated Investor Registration Rights Agreement with YA Global, the Company shall use its best efforts (i) to have the Initial Registration Statement declared effective by the SEC no later than ninety (90) days from the Scheduled Filing Deadline and (ii) to insure that the Initial Registration Statement and any subsequent Registration Statement remains in effect until all of the Registrable Securities have been sold, subject to the terms and conditions of this Agreement. In the event of default of

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2008 AND 2007

the registration rights agreement, the Company will pay liquidated damages, either in cash or shares of the Company's Common Stock, at 2% of the liquidated value of the Convertible Debentures outstanding for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. Any Liquidated Damages payable hereunder shall not limit, prohibit or preclude the Investor from seeking any other remedy available to it under contract, at law or in equity. For the six months ended December 31, 2008 and 2007, the Company has accrued $206,287 and $225,148, respectively, of liquidated damages for failing to have the registration statement declared effective by the SEC. As of December 31, 2008 and June 30, 2008 the Company has accumulated liquidated damages of $903,133 and $696,846, respectively.

NOTE 9 - DERIVATIVE LIABILITY

In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the aggregate amount of $2,642,352 as a liability in the accompanying condensed consolidated balance sheets. As of December 31, 2008 and June 30, 2008, the derivative liability was measured at its estimated fair value of $3,674,905 and $1,912,227, respectively.

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

                                                     Dec 31, 2008  June 30, 2008
                                                     ------------  -------------
    Fair market value of stock                         $0.00020      $0.00090
    Lowest closing bid price last 30 trading days      $0.00010      $0.00090
    Exercise price                                     $0.00009      $0.00081
    Dividend yield                                       0.00%         0.00%
    Risk free interest rate                              3.20%         5.60%
    Expected volatility                                 216.61%       291.08%
    Expected life                                       3 Years       3 Years

The derivative value of the January 4, 2007 debenture exceeded the face amount of the debenture and as such, the excess value of $855,597 was charged to the Loss on revaluation of derivatives on the consolidated statements of operations in the year ended June 30, 2007.

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in (gain) loss on revaluation of derivatives in the consolidated statements of operations. During the six months ended December 31, 2008, there was a change in the fair value of the embedded derivatives, which resulted in a total loss of $1,762,678. During the six months ended December 31, 2007, there was a change in the fair value of the embedded derivatives, which resulted in a total gain of $500,807.

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2008 AND 2007

In accordance with SFAS 133, SFAS 150 and EITF 00-19, the initial fair market value of the derivatives is recorded as a debt discount. The initial value of the debt discount of $1,786,755 is being amortized over the life of the convertible debentures. Amortization expense on the derivative for the six months ending December 31, 2008 and 2007 was $156,250 and $446,689, respectively.

NOTE 10 - STOCKHOLDERS' DEFICIT

In accordance with its Certificate of Incorporation as filed on July 7, 2005, the Company is authorized to issue 1,000,000 shares of Preferred stock, $1.00 par value, 490,000,000 shares of Class A common stock, no par value; and 10,000,000 shares of Class B Common Stock, no par value. See Note 14 - Subsequent Events for pending changes to the Certificate of Incorporation to be made in subsequent periods.

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of December 31, 2008 and June 30, 2008, no shares were issued or outstanding.

CLASS A COMMON STOCK

Class A Common Stock consists of 490,000,000 shares of authorized common stock with no par value. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

As of December 31, 2008 and June 30, 2008, 449,999,999 and 377,105,051 shares of
--------------------------------------------------------------------------------
Class A Common Stock were issued and outstanding.
-------------------------------------------------

For the six months ended December 31, 2008, the Company had the following transactions in its Class A common stock:

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

The Company issued 16,093,016 shares of Class A Common to Mark Meller, President and CEO, upon the conversion of 3,621 shares of Class B Common Stock.

The Company issued 20,000,000 shares of Class A Common to Jerome Mahoney, Non-executive

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2008 AND 2007

Chairman of the Board, upon the conversion of 4,500 shares of Class B Common Stock.

For the six months ended December 31, 2007, the Company had the following
-------------------------------------------------------------------------
transactions in its Class A common stock:
-----------------------------------------

The Company issued 4,737,148 shares of its Class A Common Stock valued at $38,457, as compensation to Meritz & Muenz LLP for the repayment of legal services valued at $38,379, which was provided during the year ended June 30, 2006, pursuant to the terms of the MM2 Plan. A beneficial interest expense of $78 was charged to operations.

The Company issued 1,000,000 shares of its Class A Common Stock valued at $25,000, as compensation to officers of Genotec Nutritionals for bonuses pursuant to the provisions of the Genotec Plan.

The Company issued 42,685,673 shares of its Class A Common Stock to YA Global, for conversion of $87,950 of Secured Convertible Debentures issued on April 7, 2005 and subsequently amended on July 20, 2006.

CLASS B COMMON STOCK

Class B Common Stock consisted of 10,000,000 shares of authorized common stock with no par value. Class B stock has voting rights of 100 to 1 with respect to Class A Common Stock. Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that the Company had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding-up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

As of December 31, 2008, 10,000,000 shares were issued and 9,977,254 shares were outstanding. As of June 30, 2008, 10,000,000 shares were issued and 9,985,375 shares were outstanding.


For the six months ended December 31, 2008, the Company had the following
-------------------------------------------------------------------------
transactions in its Class B Common Stock:
-----------------------------------------

The Company issued 16,093,016 shares of Class A Common to Mark Meller, President and CEO, upon the conversion of 3,621 shares of Class B Common Stock.

The Company issued 20,000,000 shares of Class A Common to Jerome Mahoney, Non-executive Chairman of the Board, upon the conversion of 4,500 shares of Class B Common Stock.

For the six months ended December 31, 2007, the Company had no transactions in its Class B Common Stock:

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2008 AND 2007

NOTE 11 - WARRANTS

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2008 AND 2007

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

                        MM2 GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           DECEMBER 31, 2008 AND 2007

NOTE 14 - SUBSEQUENT EVENTS

On January 13, 2009, the Company filed with the SEC an information statement, titled "Notice of Shareholders Action by Written Consent to be Effective on or about February 27, 2009", to notify the shareholders of the following actions taken by the holders of a majority of the aggregate of our Class A Common Stock and our voting Class B Common Stock (herein referred to as the "Voting Stock") approving, by written consent dated November 25, 2008, the following:

      1. An Amendment to the Certificate of Incorporation whereby the authorized number of Class A Common Stock is increased to Four Billion (4,000,000,000) shares;

      2. The MM2 Group, Inc. 2007 Stock Incentive Plan (the "2007 Incentive Plan"); and

      3. The Genotec Nutritionals, Inc. 2007 Stock Incentive Plan ("2007 Genotec Plan").

      4. A reverse split of our Common Stock whereby the total issued and outstanding number of Class A Common Sock shares shall equal 10 million (10,000,000) shares and an Amendment to the Certificate of Incorporation to effect this reverse split.

      5.   Election of the Board of Directors.

As of the date of this filing, the Company is in default of the repayment terms of the July 20, 2006 YA Global Convertible Debenture. Per the terms of the debenture, "in the event of a default, the full principal amount of this Debenture, together with interest and other amounts owing, shall be due and payable in cash, provided however, the holder of the debenture may request payment of such amounts in Common Stock of the Obligor at the Conversion Price then in-effect." As of the date of this filing, YA Global has not demanded payment and management is in negotiations to restructure the debt.

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

SIX MONTHS ENDED DECEMBER 31, 2008 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2007

Total sales for the six months ended December 31, 2008 and 2007 were $666,266 and $1,202,836, respectively. The $536,570 decrease is primarily the result of the reductions in shipments of fish oil products as the customer experiences a slow-down related to the worsening economy.

Cost of sales for the six months ended December 31, 2008 and 2007 were $433,885 and $965,441, respectively, for a reduction in costs of $531,556. The costs represent the costs of bulk supplies of capsules and sealed powders, bottles, caps, shipping containers, packaging and shipping of nutritional supplements by Genotec. The decrease is primarily the result of the reductions in shipments of fish oil products as discussed above.

Total operating expenses for the six months ended December 31, 2008 and 2007, were $672,853 and $788,371, respectively. The decrease of $115,518 was primarily due to reductions of consulting fees for advertising programs and management services instituted in 2007 but not repeated in 2008. The Company also has reduced or deferred insurance costs, travel expenses and payroll costs until sales revenues increase. In addition, the Company incurred $25,000 in executive bonuses for the Genotec management team in 2007 but not repeated in 2008.

The other (income) expense for the six months ended December 31, 2008 was an expense of $2,217,871. This total was primarily comprised of a loss on revaluation of derivatives of $1,762,678, liquidated damages of $206,287, amortization of the discount on debt conversion of $156,250, interest expense of $86,751 and beneficial interest on stock issuance of $6,053. Total other (income) expense for the six months ended December 31, 2007 was a loss of $192,955. This total was primarily comprised of amortization of the discount on debt conversion of $446,689, liquidated damages of $225,148 and interest expense of $100,139. These amounts are offset by gains on revaluation of derivatives of $500,807, consulting income of $70,000 on the Deep Field Consulting Agreement and interest income of $8,292. Interest expense is related to accrued interest on the YA Global Convertible Debentures and interest income is related to interest on the cash accounts.

Net (loss) for the six months ending December 31, 2008 and 2007, was a loss of $2,658,343 and $743,931, respectively. The increase in net loss of $1,914,412, as compared to the prior year income, is primarily due to unfavorable change in the revaluation of derivatives of $2,263,485.

THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007

Total sales for the three months ended December 31, 2008 and 2007 were $210,406 and $510,911, respectively. The $300,505 decrease is primarily the result of the reductions in shipments of fish oil products as the customer experiences a slow-down related to the worsening economy.

Cost of sales for the three months ended December 31, 2008 and 2007 were $140,435 and $394,395, respectively, for a reduction in costs of $253,960. The costs represent the costs of bulk supplies of capsules and sealed powders, bottles, caps, shipping containers, packaging and shipping of nutritional supplements by Genotec. The decrease is primarily the result of the reductions in shipments of fish oil products as discussed above.

Total operating expenses for the three months ended December 31, 2008 and 2007, were $340,286 and $382,574, respectively. The decrease of $42,288 was primarily due to reductions of consulting fees, insurance costs, travel expenses and payroll costs as the Company tightens up spending until sales revenues increase.

The other (income) expense for the three months ended December 31, 2008 was an expense of $1,403,250. This total was primarily comprised of a loss on revaluation of derivatives of $1,178,686, liquidated damages of $103,144, amortization of the discount on debt conversion of $78,125 and interest expense of $43,330. Total other (income) expense for the three months ended December 31, 2007 was an expense of $1,429,728. This total was primarily comprised of loss on revaluation of derivatives of $1,063,146, amortization of the discount on debt conversion of $223,345, liquidated damages of $111,119 and interest expense of $52,182. These amounts are offset by recapture of beneficial interest on stock issuance of $16,822 and interest income of $3,242. Interest expense is related to accrued interest on the YA Global Convertible Debentures and interest income is related to interest on the cash accounts.

Net (loss) for the three months ending December 31, 2008 and 2007 was a loss of $1,673,565 and $1,695,786, respectively. The decrease is net loss of $22,221 was primarily the result of lower amortization of the discount on debt conversion and lower operating expenses offset by the lower gross profit and higher loss on revaluation of derivatives.

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

During the six months ended December 31, 2008, the Company had a net decrease in cash of $24,681 and during the six months ended December 31, 2007, the Company had a net decrease in cash of $206,658. The Company's principal use of funds during these periods was as follows:

CASH FLOWS FROM OPERATING ACTIVITIES. The Company used $24,681 and $202,551 in cash from operations in the six months ended December 31, 2008 and 2007, respectively. The net reduction of $177,870 was primarily the result of a lower utilization of cash in operations (net operating loss after adding back non-cash items but before considering changes in certain assets and liabilities), an increase in collections of accounts receivable and deferrals of executive compensation offset by increases in inventory and the paydown of trade payables.

CASH FLOWS FROM INVESTING ACTIVITIES. The Company has no investing activities for the six months ended December 31, 2008. For the six months ending December 31, 2007, the Company invested $4,107 to create a trade show booth for exhibitions and to upgrade their back office network.

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

ITEM 4T. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company had concluded that the Company's disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q were not effective for the following reasons:

           a) A deficiency was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

           b) A deficiency was identified in respect to the Company's Board of Directors. This deficiency is the result of the Company's limited number of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.

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

MM2 Group, Inc.

By: /s/ Mark Meller                                      Date: February 17, 2009
    -----------------
    Mark Meller, President,
    Chief Executive Officer and
    Principal Accounting Officer

                                INDEX OF EXHIBITS


     31.1  Rule 13a-14(a)/15d-14(a) Certifications.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.