Form 10-Q
period 2009-03-31
MM2 GROUP, INC.
filed 2009-05-20
CIK 1141500

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

❒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number: 000-50292

MM2 GROUP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	20-2554835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Regent Street, Suite 520, Livingston, NJ	07039
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:   (732) 290-0019

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          YES ☒      NO ❒

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       YES ❒      NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated files, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the exchange act.

Large Accelerated filer  ❒   Accelerated filer  ❒  Non-accelerated filer  ❒ (Do not check if a smaller reporting company)   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ❒    NO ☒

Number of shares of outstanding Class A, Common Stock,
No par value, outstanding as of May 13, 2009: 449,999,999

Table of Content

MM2 GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Table of Content

MM2 GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2009	2008
		(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$41,581	$130,814
Securities available for sale	1,200	5,200
Accounts receivable, net of allowance for doubtful accounts of $0	161,155	483,617
Inventory	103,058	107,901
Deferred financing costs	--	15,625
Prepaid expenses	29,520	26,700
Total current assets	336,514	769,857

PROPERTY AND EQUIPMENT, net	5,161	6,834

OTHER ASSETS
Deposits and other assets	3,183	3,183

TOTAL ASSETS	$344,858	$779,874

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,809,354	$1,559,566
Due to related parties	1,483,474	1,031,002
Convertible debentures payable, net of discount of $0 and $156,250, respectively	1,719,058	1,582,508
Derivative liability	1,799,472	1,912,227
Warrant liability	440	17,113

Total current liabilities	6,811,798	6,102,416

TOTAL LIABILITIES	6,811,798	6,102,416

COMMITMENTS AND CONTINGENCIES

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

MM2 GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	March 31,	June 30,
	2008	2009
	(Restated)

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
no shares issued and outstanding	--	--
Common stock:
Class A – no par value; authorized 490,000,000 shares;
March 31, 2009: 449,999,999 shares issued and outstanding
June 30, 2008: 377,105,051 shares issued and outstanding	1,430,401	1,404,648
Class B - no par value; authorized 10,000,000 shares; 10,000,000 shares issued;
March 31, 2009: 9,977,254 shares outstanding
June 30, 2008: 9,985,375 shares outstanding	998	999
Additional paid-in capital	750,000	750,000
Accumulated deficit	(8,648,339)	(7,478,189)
Total stockholders’ deficit	(6,466,940)	(5,322,542)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$344,858	$779,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

MM2 GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine months ended March 31,		For the three months ended March 31,
	2009	2008	2009	2008
		(Restated)		(Restated)

SALES, net	$755,423	$1,888,499	$89,157	$685,663

COST OF SALES	468,614	1,463,814	34,729	498,373

GROSS PROFIT	286,809	424,685	54,428	187,290

GENERAL AND ADMINISTRATION EXPENSES
Selling and marketing expenses	--	23,186	--	424
General and administrative expenses	964,366	1,076,789	308,254	327,673
Depreciation expenses	1,673	1,426	557	558
Amortization of financing costs	15,625	23,438	--	7,813
Total general and administration expenses	981,664	1,124,839	308,811	336,468

(LOSS) FROM OPERATIONS	(694,855)	(700,154)	(254,383)	(149,178)

OTHER (INCOME) EXPENSES
Other income	(149)	(9,782)	(1)	(1,490)
Interest expense	129,139	147,526	42,388	47,387
Liquidated damages	309,430	333,423	103,143	108,275
Gain on revaluation of derivatives and warrants	(129,428)	(4,158,129)	(1,876,531)	(2,833,820)
Fair value adjustment on securities available for sale	4,000	206,000	(400)	20,000
Beneficial interest expense	6,053	165,152	--	165,074
Amortization of discount on debt conversion	156,250	670,033	--	223,344
Total other (income) expenses	475,295	(2,645,777)	(1,731,401)	(2,271,230)

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	(1,170,150)	1,945,623	1,477,018	2,122,052

PROVISION FOR INCOME TAXES	--	--	--	--

NET INCOME (LOSS) APPLICABLE TO
COMMON SHARES	$(1,170,150)	$1,945,623	$1,477,018	$2,122,052

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.00)	$0.01	$0.00	$0.01
Diluted	$(0.00)	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	445,069,005	173,416,986	449,999,999	196,783,162
Diluted	445,069,005	450,000,000	450,000,000	450,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

MM2 GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31,

	2009	2008
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(1,170,150)	$1,945,623
Adjustments to reconcile net income (loss) to net cash (used in)
operating activities
Depreciation	1,673	1,426
Common stock issued for services and compensation	--	81,377
Amortization of discount on debt conversion	156,250	670,033
Amortization of deferred financing costs	15,625	23,438
Gain on revaluation of derivatives and warrants	(129,428)	(4,158,129)
Beneficial interest expense	6,053	165,152
Fair value adjustment on securities available for sale	4,000	206,000
Changes in operating assets and liabilities:
Accounts receivable	322,462	125,692
Inventory	4,843	57,304
Prepaid expenses and other assets	(2,820)	23,477
Accounts payable and accrued liabilities	249,787	400,811
Due to related parties	452,472	158,970
Total cash (used in) operating activities	(89,233)	(298,826)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	--	(4,532)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(89,233)	(303,358)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	130,814	457,599

CASH AND CASH EQUIVALENTS – END OF PERIOD	$41,581	$154,241

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest expense	$--	$--
Income taxes	$--	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

MM2 GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

For the nine months ended March 31, 2009:

The Company issued 36,801,932 shares of its Class A Common Stock to YA Global Investments (f/k/a Cornell Capital Partners) (“YA Global”), valued at $25,753, for conversion of $19,700 of Secured Convertible Debentures issued on April 7, 2005 and subsequently amended on July 20, 2006. A beneficial interest expense of $6,053 was charged to operations.

The Company issued 16,093,016 shares of Class A Common to Mark Meller, President and CEO, upon the conversion of 3,621 shares of Class B Common Stock.

The Company issued 20,000,000 shares of Class A Common to Jerome Mahoney, Non-executive Chairman of the Board, upon the conversion of 4,500 shares of Class B Common Stock.

For the nine months ended March 31, 2008:

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

The Company issued 72,750,890 shares of its Class A Common Stock to YA Global Investments (f/k/a Cornell Capital Partners) (“YA Global”), valued at $291,324, for conversion of $126,250 of Secured Convertible Debentures issued on April 7, 2005 and subsequently amended on July 20, 2006. A beneficial interest expense of $165,074 was charged to operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

MM2 GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of business
MM2 Group, Inc. (“MM2”, or the “Company”), was incorporated in New York on March 18, 1968 under the name John DeNegris Associates, Inc.  In 1974, John DeNegris Associates, Inc. changed its name to Wien Group, Inc. (“Wien (NY)”).  Wien (NY) conducted a public relations business and traded in the public market until December 1991 when the corporation ceased operations.  Wien (NY) remained inactive until September 1998 when it reacquired its good standing status with the State of New York. Wien (NY) did not conduct any business prior to July 2001, at which time it initiated its business of providing corporate financial advisory services to small and emerging companies that require advisory services to continue their growth within their respective industries.  Wien (NY) primarily focused on the manufacturing, retail, music & entertainment, and health care industries.  These services include: general corporate finance, merger and acquisition advisory services, consulting on overall corporate strategy, facilitating asset-based lending, and arranging equipment leasing contracts.

On September 23, 2005, Wien (NY) reincorporated in the state of New Jersey pursuant to a Plan and Agreement of Merger.  Pursuant to such Plan and Agreement of Merger, Wien (NY) merged with and into its wholly owned subsidiary (“Wien (NJ)”) with Wien (NJ) being the surviving entity.  Wien (NJ)'s charter provided for the authorization of Class A Common Stock (the "Wien (NJ) Class A Common"), Class B Common Stock ("Wien (NJ) Class B Common"), and Preferred Stock ("Wien (NJ) Preferred").  Pursuant to the Plan and Agreement of Merger, each holder of Wien (NY)’s Common Stock received one share of Wien (NJ) Class A Common in exchange for each share of such holder's Common Stock.

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

The Company is publicly traded and is currently traded on the NASD Over The Counter Bulletin Board (“OTCBB”) under the symbol “MMGP”.

Basis of presentation
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

On September 21, 2006, the Company completed the acquisition of Genotec Nutritionals, Inc, a New York based manufacturer and distributor of nutritional supplements and vitamins. Pursuant to the Asset Purchase Agreement, the Company issued 10,000,000 shares of Class A common stock valued at $300,000 to George Kontonotas, Joseph Freedman, Susan Blancato, Michael Logerfo, Maureen McLaughlin, Paula Daddone, Maureen Bridges and Robert Blancato. In addition, the Company executed three-year employment agreements with Mr. Kontonotas, Mr. Freedman and Ms Blancato and purchased $75,000 of Genotec’s Series A Convertible Preferred Stock, which was used to fund the working capital.

The result of operations for the nine months ending March 31, 2009 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended June 30, 2008. References to the “Company,” “we,” “us” and “our” refer to MM2 Group Inc.

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

Table of Content

MM2 GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MARCH 31, 2009 AND 2008
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at March 31, 2009 and June 30, 2008 of $0 and 25,543, respectively. The cash equivalents represent investments in Triple A credit rated money market funds that have 7-day auction rates competitive with current market conditions. Total cash and cash equivalents at March 31, 2009 and June 30, 2008 are $41,581 and $130,814, respectively.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. The Company has uninsured cash balances at March 31, 2009 and June 30, 2008 of $0 and $31,843, respectively.

The Company provides credit terms to its corporate customers based on their negotiated contracts, which range from “payment on delivery” to “90 days” terms. Our two largest customers represent approximately 77% and 97% of our receivables at March 31, 2009 and June 30, 2008, respectively. Both of these customers have excellent payment histories and we do not expect to experience any losses on these collections.

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

Fair Value of Financial Instruments
The Company estimates that the fair value of all financial instruments at March 31, 2009 and June 30, 2008, as defined in FAS 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Effective this quarter, we implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis. The adoption of SFAS 157 for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

Revenue Recognition
The Company recognizes revenues when products are shipped from its warehouse or when the Company is notified that product has been drop-shipped from the suppliers or from our outsourced packagers.

Our largest customer at March 31, 2009 and 2008, represented approximately 50% and 80%, respectively, of our product sales for the nine months ended March 31, 2009 and 2008.

Accounts Receivables
Accounts receivables consist primarily of uncollected invoices for product sales. Payment terms vary from customer to customer and range from “payment on delivery” to “90 days” terms. In addition, collection on credit card sales is generally settled in 5 days. The Company does not provide for customer returns, but will accommodate customers in special circumstances. Management has determined that, based on its experience, that no provision for product returns is required at March 31, 2009 and June 30, 2008.

Inventory
Inventory primarily consists of bulk supplies of capsules and sealed powders, bottles, caps and shipping containers are stored in our on-site warehouse.  In addition, we have supplies of purchased product and finished goods bottled on-site. Inventory is valued at the average cost of all purchases.

Inventory reserves are estimated for excess and slow-moving inventory. These estimates are based on current assessments about future demands, market conditions and related management initiatives.  If market conditions and actual demands are less favorable than those projected by management, inventory write-downs may be required. Management has determined that no provision for excess and slow-moving inventory is required at March 31, 2009 and June 30, 2008.

Financing Costs
Financing costs consist primarily of commitment fees and broker fees relating to the issuance of the Company’s convertible debentures.  These costs are generally capitalized and amortized over the term of the debenture. In some cases, these fees are expensed immediately if they relate to expired or terminated debentures.

Table of Content

MM2 GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2009 AND 2008

As of March 31, 2009 and June 30, 2008, the costs and accumulated amortization for the deferred financing costs is as follows:
	March 31,	June 30,
	2009	2008
		(Restated)
Deferred financing costs	$62,500	$62,500
Less: Accumulated amortization	(62,500)	(46,875)
Net deferred financing costs	$--	$15,625

Basic and Diluted Earnings Per Common Share
SFAS No. 128, “Earnings Per Share” requires presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”).

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

The shares used in the computations are as follows:

	Nine months ended March 31,
	2009	2008 (Restated)
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$(1,170,150)	$1,945,623
Weighted-average common shares outstanding	445,069,005	173,416,986
Basic net income (loss) per share attributable to common stockholders	$(0.00)	$0.01

Diluted net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$(1,170,150)	$1,945,623
Weighted-average common shares outstanding	445,069,005	173,416,986
Incremental shares attributable to the assumed conversion of Class B common stock, convertible debentures and warrants	N/A	276,583,014
Total adjusted weighted-average shares	445,069,005	450,000,000
Diluted net income (loss) per share attributable to common stockholders	$(0.00)	$0.00

The Company has common stock equivalents of approximately 70 billion and 11 billion at March 31, 2009 and 2008. These amounts are in excess of the authorized capital of the Company.

Derivative Liabilities
During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the nine months ended March 31, 2009 and 2008 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the YA Global Convertible Debentures.

Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The SFAS is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years. SFAS No. 160 is effective for the Company beginning July 1, 2009. The Company adopted SFAS No. 160 on January 1, 2009 and there was no effect on the results of operations of the Company.

Table of Content

MM2 GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2009 AND 2008

In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144. The partial adoption of SFAS No. 157 on July 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's condensed consolidated financial statements. See Note 3 for the fair value measurement disclosures for these assets and liabilities. The Company adopted SFAS No. 157 on January 1, 2009.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company’s adoption of FSP 142-3 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements ("EITF 08-3"). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of EITF 08-3 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years The implementation of this standard will not have a material impact on the Company's condensed consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company’s adoption of this EITF is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

Table of Content

MM2 GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 3 – FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective January 1, 2008. The FASB has also issued Staff Position (FSP) SFAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 Inputs– Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2009 and June 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

March 31, 2009:

Assets	Level I	Level II	Level III	Total

Securites available for sale	$1,200	$-	$-	$1,200
Total Assets	$1,200	$-	$-	$1,200

Convertible debentures	$-	$1,719,058	$-	$1,719,058
Derivative liabilities	-	1,799,472	-	1,799,472
Warrant liability	-	440	-	440
Total Liabilities	$-	$3,518,970	$-	$3,518,970

June 30, 2008 (Restated):

Assets	Level I	Level II	Level III	Total
		(Restated)		(Restated)

Securites available for sale	$5,200	$-	$-	$5,200
Total Assets	$5,200	$-	$-	$5,200

Convertible debentures	$-	$1,582,508	$-	$1,582,508
Derivative liabilities	-	1,912,227	-	1,912,227
Warrant liability	-	17,113	-	17,113
Total Liabilities	$-	$3,511,848	$-	$3,511,848

The Company’s derivatives are classified within Level 2 of the valuation hierarchy. The Company’s derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, and volatility factors. Refer to Note 9 for more discussion on derivatives.

Table of Content

MM2 GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 4 – INVENTORIES

As of March 31, 2009 and June 30, 2008, inventory is as follows:

	March 31,	June 30,
	2009	2008
		(Restated)
Purchased goods for resale	$23,100	$38,287
Raw materials	52,662	53,356
Finished goods for resale	27,296	16,258
Net inventory	$103,058	$107,901

NOTE 5 – SECURITIES AVAILABLE FOR SALE

On February 13, 2007, the Company received 4,000,000 shares of Deep Field Technologies Class A Common Stock as compensation pursuant to the Consulting Agreement with Deep Field Technologies, valued at $1,120,000. The Company provided general corporate finance advisory and other similar consulting services for a period of six (6) months from the date of the agreement. Subsequent to the issue date of these securities, circumstances had changed which impaired the expected fair value of the shares and management reduced the fair value to $1,200 at March 31, 2009. For the nine months ended March 31, 2009 and March 31, 2008, the fair value of these securities been impaired by $4,000 and $276,000, respectively. The President and CEO of the Company was also the President and CEO of Deep Field Technologies prior to execution of the Consulting Agreement.

NOTE 6 - INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	March 31,	June 30,
	2008	2008
		(Restated)
Deferred tax asset	$1,580,000	$1,220,000
Less: Valuation allowance	(1,580,000)	(1,220,000)
Net deferred tax assets	$-	$-

As of March 31, 2009 and June 30, 2008, the Company has net operating loss carry forwards of approximately $4,600,000 and $3,600,000, respectively, which can be utilized to offset future taxable income for Federal income tax purposes through 2028. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.  Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of March 31, 2009 and June 30, 2008, the Company has accrued $1,483,474 and $1,031,002, respectively, of deferred compensation for the Non-executive Chairman and the President of the Company. These deferrals will remain unpaid until the Board of Directors determines that the Company has sufficient liquidity to make such payments. The Non-executive Chairman and the President of the Company have further agreed, however, to accept payment or partial payment, from time to time, in the form of the Company’s Class A Common Stock and/or the Company’s Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.

Table of Content

MM2 GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 8 - CONVERTIBLE DEBENTURES PAYABLE

On April 1, 2005, we entered into a Securities Purchase Agreement with YA Global for the sale of $2,500,000 of secured convertible debentures. The agreement was amended and restated on July 20, 2006 and January 4, 2007 to reflect the change in the funding formulas.  Pursuant to the terms of the agreement with YA Global, on April 1, 2005 we issued a secured convertible debenture in the principal amount of $1,250,000.  On July 20, 2006, the secured convertible debenture was amended and restated and reissued in an aggregate principal amount of $1,330,308, which included accrued and unpaid interest on the original convertible debenture of $80,308.  Interest on the outstanding principal balance of the Secured Convertible Debentures accrues at the annual rate of 10%. Payment of principal and accrued interest shall be paid on or before July 1, 2008 on the July 20, 2006 debenture. During the year ended June 30, 2007, we issued 3,086,420 shares of Class A common stock as repayment of principal of $50,000. During the year ended June 30, 2008, we issued 158,639,780 shares of Class A common stock as repayment of principal of $166,550. During the nine months ended March 31, 2009, we issued 36,801,932 shares of Class A common stock as repayment of principal of $19,700. As of March 31, 2009 the remaining principal balance of the convertible debenture was $1,094,058 plus $326,407 of accrued interest. As of June 30, 2008 the remaining principal balance of the convertible debenture was $1,113,758 plus $244,186 of accrued interest.

As of the date of this filing, the Company is in default of the repayment terms of the July 20, 2006 YA Global Convertible Debenture. Per the terms of the debenture, in the event of a default, the full principal amount of this Debenture, together with interest and other amounts owing, shall be due and payable in cash, provided however, the holder of the debenture may request payment of such amounts in Common Stock of the Obligor at the Conversion Price then in-effect.” As of the date of this filing, YA Global has not demanded payment and management is in negotiations to restructure the debt.

On January 4, 2007, we issued a secured convertible debenture in the principal amount of $625,000. Interest on the outstanding principal balance of this Secured Convertible Debentures accrues at the annual rate of 10%. Payment of principal and accrued interest shall be paid on or before January 1, 2009. As of March 31, 2009 the remaining principal balance of the convertible debenture was $625,000 plus $139,897 of accrued interest. As of June 30, 2008 the remaining principal balance of the convertible debenture was $625,000 plus $92,979 of accrued interest.

The Company has the option to redeem a portion or all of the outstanding debentures at 120% of the amount redeemed plus accrued interest. The holder shall be entitled to convert in whole or in part at any time and from time to time, any amount of principal and accrued interest at a price equal to 90% of the lowest closing bid price of the Common Stock during the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP (“Conversion Price”).

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

Upon execution of the above agreements, the Company issued to YA Global 1,849,689 shares of Class A common stock, in accordance with the Termination Agreement of July 20, 2006, and another certificate for 3,150,311 shares of Class A common stock, for the aggregate total of 5,000,000 shares of Common Stock (collectively, the “Commitment Shares”).

The aggregate principal value of the Amended and Restated Secured Convertible Debenture is $1,719,058 and $1,738,758 at March 31, 2009 and June 30, 2008, respectively. These amounts are shown net of the unamortized portion of the discount on conversion of $0 and $156,250, respectively. The discounts are being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on debt conversion on the statement of operations.

Pursuant to the terms of the Amendment Number 1 to Amended and Restated Investor Registration Rights Agreement with YA Global, the Company shall use its best efforts (i) to have the Initial Registration Statement declared effective by the SEC no later than ninety (90) days from the Scheduled Filing Deadline and (ii) to insure that the Initial Registration Statement and any subsequent Registration Statement remains in effect until all of the Registrable Securities have been sold, subject to the terms and conditions of this Agreement. In the event of default of the registration rights agreement, the Company will pay liquidated damages, either in cash or shares of the Company’s Common Stock, at 2% of the liquidated value of the Convertible Debentures outstanding for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. Any Liquidated Damages payable hereunder shall not limit, prohibit or preclude the Investor from seeking any other remedy available to it under contract, at law or in equity. For the nine months ended March 31, 2009 and 2008, the Company has accrued $309,430 and $333,423, respectively, of liquidated damages for failing to have the registration statement declared effective by the SEC. As of March 31, 2009 and June 30, 2008 the Company has accumulated liquidated damages of $1,006,277 and $696,846, respectively.

Table of Content

MM2 GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 9 - DERIVATIVE LIABILITY

In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the aggregate amount of $2,642,352 as a liability in the accompanying condensed consolidated balance sheets. As of March 31, 2009 and June 30, 2008, the derivative liability was measured at its estimated fair value of $1,799,472 and $1,912,227, respectively.

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

	Mar 31, 2009	June 30, 2008
Fair market value of stock	$0.00010	$0.00090
Lowest closing bid price last 30 trading days	$0.00010	$0.00090
Exercise price	$0.00009	$0.00081
Dividend yield	0.00%	0.00%
Risk free interest rate	3.20%	5.60%
Expected volatility	213.81%	291.08%
Expected life	3 Years	3 Years

The derivative value of the January 4, 2007 debenture exceeded the face amount of the debenture and as such, the excess value of $855,597 was charged to the Loss on revaluation of derivatives on the consolidated statements of operations in the year ended June 30, 2007.

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in (gain) loss on revaluation of derivatives in the consolidated statements of operations. During the nine months ended March 31, 2009, there was a change in the fair value of the embedded derivatives, which resulted in a total gain of $112,755. During the nine months ended March 31, 2008, there was a change in the fair value of the embedded derivatives, which resulted in a total gain of $3,212,437.

In accordance with SFAS 133, SFAS 150 and EITF 00-19, the initial fair market value of the derivatives is recorded as a debt discount.  The initial value of the debt discount of $1,786,755 is being amortized over the life of the convertible debentures. Amortization expense on the derivative for the nine months ending  March 31, 2009 and 2008 was $156,250 and $670,033, respectively.

NOTE 10 – STOCKHOLDERS’ DEFICIT

In accordance with its Certificate of Incorporation as filed on July 7, 2005, the Company is authorized to issue 1,000,000 shares of Preferred stock, $1.00 par value, 490,000,000 shares of Class A common stock, no par value; and 10,000,000 shares of Class B Common Stock, no par value.  See Note 14 – Subsequent Events for pending changes to the Certificate of Incorporation to be made in subsequent periods.

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of March 31, 2009 and June 30, 2008, no shares were issued or outstanding.

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

As of March 31, 2009 and June 30, 2008, 449,999,999 and 377,105,051 shares of Class A Common Stock were issued and outstanding.

For the nine months ended March 31, 2009, the Company had the following transactions in its Class A common stock:

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

Table of Content

MM2 GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2009 AND 2008

The Company issued 20,000,000 shares of Class A Common to Jerome Mahoney, Non-executive Chairman of the Board, upon the conversion of 4,500 shares of Class B Common Stock.

For the nine months ended March 31, 2008, the Company had the following transactions in its Class A common stock:

The Company issued 4,737,148 shares of its Class A Common Stock valued at $38,458, as compensation to Meritz & Muenz LLP for the repayment of legal services valued at $38,380, which was provided during the year ended June 30, 2006, pursuant to the terms of the MM2 Plan. A beneficial interest expense of $78 was charged to operations.

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

As of March 31, 2009, 10,000,000 shares were issued and 9,977,254 shares were outstanding. As of June 30, 2008, 10,000,000 shares were issued and 9,985,375 shares were outstanding.

For the nine months ended March 31, 2009, the Company had the following transactions in its Class B Common Stock:

The Company issued 16,093,016 shares of Class A Common to Mark Meller, President and CEO, upon the conversion of 3,621 shares of Class B Common Stock.

The Company issued 20,000,000 shares of Class A Common to Jerome Mahoney, Non-executive Chairman of the Board, upon the conversion of 4,500 shares of Class B Common Stock.

NOTE 11 – WARRANTS

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

On March 16, 2006, the Company issued to YA Global a warrant to purchase 20,000,000 shares of its common stock pursuant to the Waiver and Extension Agreement between the Company and YA Global.  The exercise price is $.05 per share (and may be subsequently adjusted if the Company issued or sold, or is deemed to have issued or sold, any shares of the Company’s Common Stock at a lower price). The warrants were vested immediately and expire five years from the date of issue. The fair value of $964,812 was estimated at date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 185%; risk-free interest rates of 4.00%; and expected life of 5 years. The expense was charged to financing costs in the same period.

As of March 31, 2009 and March 31, 2008, the estimated fair value of the warrants was $440 and $19,675, respectively.

The estimated fair value of the warrants has been calculated based on a Black-Scholes option pricing model using the following assumptions:

	Mar 31, 2009	Mar 31, 2008
		(Restated)
Fair market value of stock	$0.0001	$0.001
Exercise price	$0.05	$0.05
Dividend yield	0.00%	0.00%
Risk free interest rate	3.20%	5.60%
Expected volatility	213.81%	297.49%
Expected life	2-2.33 Years	3-3.33 Years

Changes in the fair value of the warrants are calculated at each reporting period and recorded in (gain) loss on revaluation of derivatives and warrants in the condensed consolidated statements of operations. During the nine months ended March 31, 2009 and 2008, there was a change in the fair value of the warrants which resulted in a total gain of $16,673 and $945,692, respectively.

Table of Content

MM2 GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 12 -  COMMITMENTS AND CONTINGENCIES

The Company entered into two employment agreements with Jerome Mahoney, its Non-executive Chairman of the Board and Mark Meller, its President and Board Member, as of December 15, 2004. Each of the employment agreements is for a term through December 31, 2011 and provides for annual compensation of $200,000 with an annual increase of 10%. In addition, each executive shall be entitled to Company sponsored fringe benefits and annual bonuses in accordance with the Company policies and plans in effect for Executive officers of the Company. The executives shall also be granted stock options under the Company’s stock option plan as adopted by the Board of Directors and the shareholders of the Company.  The executives will each receive a $750,000 bonus for the successful completion of the registration of the Company’s stock on Form S-1, SB-2 and any other such form of registration statement declared effective by the Securities and Exchange Commission. This bonus shall be paid in a lump sum on the date the registration statement is declared effective, or alternately, at the discretion of the Company and with the agreement of the Executive, in shares of the Company’s Class B Common Stock.

On February 1, 2005, our wholly owned subsidiary, Genotec Nutritionals amended its operating lease for office and warehouse space at 450 Commack Road, Deer Park, NY.  The term of the lease is four years commencing March 1, 2005. Monthly base rental payments under the new lease range from $3,067 to $3,354 per month. We are required to pay property taxes, utilities, insurance and other costs relating to the leased facilities to include allocated common area maintenance charges, snow removal charges and landlord insurance charges as deemed necessary. This lease expired on March 1, 2009 and the Company is currently leasing the space on a month-to-month basis at $3,354 per month.

NOTE 13 – RESTATEMENT

The Company has restated and amended its previously issued financial statements for the three months and nine months ended March 31, 2008 and for the balance sheet date June 30, 2008.  The Company had amended these financial statements to include the adjustment to the fair value of the warrants issued on March 16, 2006 and July 20, 2006 and to record the loss on the fair value of the securities available for sale in the same periods. Listed below are the restated values for the accounts and time period listed.

	As Reported	Restated
For the balance sheet date of June 30, 2008:
Warrant liability	$1,009,437	$17,113
Accumulated comprehensive loss	(274,800)	--
Accumulated deficit	(8,195,713)	(7,478,189)
Total shareholders’ deficit	(6,314,866)	(5,322,542)

For the nine months ended March 31, 2008:
(Gain) on revaluation of derivatives and warrants	(3,212,437)	(4,158,129)
Fair value adjustment on securities available for sale	(70,000)	206,000
Net income per common share	1,275,931	1,945,623
Earnings per share – basis	$0.01	$0.01
Earnings per share – diluted	$0.00	$0.00

For the three months ended March 31, 2008:
(Gain) on revaluation of derivatives and warrants	(2,714,630)	(2,833,820)
Fair value adjustment on securities available for sale	--	20,000
Net income per common share	2,019,862	2,122,052
Earnings per share – basis	$0.01	$0.01
Earnings per share – diluted	$0.00	$0.00

There was no effect on total cash (used in) operating activities or total cash and cash equivalents.

Table of Content

MM2 GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 14 - GOING CONCERN

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

NOTE 15 – PENDING SHAREHOLDER ACTION

●
On January 13, 2009, the Company filed with the SEC an information statement, titled “Notice of Shareholders Action by Written Consent to be Effective on or about February 27, 2009”, to notify the shareholders of the following actions taken by the holders of a majority of the aggregate of our Class A Common Stock and our voting Class B Common Stock (herein referred to as the “Voting Stock”) approving, by written consent dated November 25, 2008, the following:

1. An Amendment to the Certificate of Incorporation whereby the authorized number of Class A Common Stock is increased to Four Billion (4,000,000,000) shares;

2. The MM2 Group, Inc. 2007 Stock Incentive Plan (the “2007 Incentive Plan”); and

3. The Genotec Nutritionals, Inc. 2007 Stock Incentive Plan (“2007 Genotec Plan”).

4. A reverse split of our Common Stock whereby the total issued and outstanding number of Class A Common Sock shares shall equal 10 million (10,000,000) shares and an Amendment to the Certificate of Incorporation to   effect this reverse split.

5.  Election of the Board of Directors.

As of the date of this filing, the Company is in the process of amending the Certificate of Incorporation and is awaiting a Tax Clearance Certificate from the State of New Jersey to proceed with the amendment.

Table of Content

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this filing as well as our audited statements and related notes for the fiscal year ended June 30, 2008 filed with Form 10-KSB.  The following discussion contains forward-looking statements.  Please see “Forward Looking Statements - Cautionary Factors” for a discussion of uncertainties, risks and assumptions associated with these statements

Results of Operations

Nine months ended March 31, 2009 compared to nine months ended March 31, 2008

Total sales for the nine months ended March 31, 2009 and 2008 were $755,423 and $1,888,499, respectively. The $1,133,076 decrease is primarily the result of the reductions in shipments of fish oil products as the customer experiences a slow-down related to the worsening economy.

Cost of sales for the nine months ended March 31, 2009 and 2008 were $468,614 and $1,463,814, respectively, for a reduction in costs of $995,200. The costs represent the costs of bulk supplies of capsules and sealed powders, bottles, caps, shipping containers, packaging and shipping of nutritional supplements by Genotec. The decrease is primarily the result of the reductions in shipments of fish oil products as discussed above.

Total operating expenses for the nine months ended March 31, 2009 and 2008, were $981,664 and $1,124,839, respectively. The decrease of $143,175 was primarily due to reductions of consulting fees for advertising programs and management services instituted in 2008 but not repeated in 2009. The Company also has reduced or deferred insurance costs, travel expenses and payroll costs until sales revenues increase. In addition, the Company incurred $42,997 in executive bonuses for the Genotec management team in 2008 but not repeated in 2009.

The other (income) expense for the nine months ended March 31, 2009 was an expense of $475,295. This total was primarily comprised of liquidated damages of $309,430, amortization of the discount on debt conversion of $156,250, interest expense of $129,139, beneficial interest on stock issuance of $6,053 and fair value adjustment on securities available for sale of $4,000. These expenses were offset by a gain on revaluation of derivatives and warrants of $129,428. Total other (income) expense for the nine months ended March 31, 2008 was income of $2,645,777. This total was primarily comprised of gains on revaluation of derivatives and warrants of $4,158,129 and interest income of $9,782. These amounts are offset by amortization of the discount on debt conversion of $670,033, liquidated damages of $333,423, fair value adjustment on securities available for sale of $206,000, beneficial interest expense of $165,152 on debt conversions to stock and interest expense of $147,526. Interest expense is related to accrued interest on the YA Global Convertible Debentures and interest income is related to interest on the cash accounts.

Net income (loss) for the nine months ending March 31, 2009 and 2008, was a loss of $1,170,150 and income of $1,945,623, respectively. The decrease in net income in 2008 to a net loss in 2009 of $3,115,773 is primarily due to unfavorable change in the revaluation of derivatives of $4,028,701 and loss on gross profit of $137,876 on lower sales, offset by lower operating expenses of $143,175, lower amortization of debt discount of $513,783 and lower interest expenses of $177,486.

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Total sales for the three months ended March 31, 2009 and 2008 were $89,157 and $685,663, respectively. The $596,506 decrease is primarily the result of the reductions in shipments of fish oil products as the customer experiences a slow-down related to the worsening economy.

Cost of sales for the three months ended March 31, 2009 and 2008 were $34,729 and $498,373, respectively, for a reduction in costs of $463,644. The costs represent the costs of bulk supplies of capsules and sealed powders, bottles, caps, shipping containers, packaging and shipping of nutritional supplements by Genotec. The decrease is primarily the result of the reductions in shipments of fish oil products as discussed above.

Total operating expenses for the three months ended March 31, 2009 and 2008, were $308,811 and $336,468, respectively. The decrease of $27,657 was primarily due to reductions of consulting fees, insurance costs, travel expenses and payroll costs as the Company tightens up spending until sales revenues increase.

The other (income) expense for the three months ended March 31, 2009 and 2008 were an income of $1,731,401 and $2,271,230, respectively. The total income for the three months ended March 31, 2009 was primarily comprised of a gain on revaluation of derivatives and warrants of $1,876,531 offset by liquidated damages of $103,144 and interest expense of $42,388. Total total income for the three months ended March 31, 2008 was comprised of a gain on revaluation of derivatives and warrants of $2,833,820 and interest income of $1,490 offset by amortization of the discount on debt conversion of $223,344, liquidated damages of $108,275, beneficial interest on debt conversions to stock of $165,074, interest expense of $47,387 and fair value adjustment on securities available for sale of $20,000. Interest expense is related to accrued interest on the YA Global Convertible Debentures and interest income is related to interest on the cash accounts.

Net income for the three months ending March 31, 2009 and 2008 was $1,477,018 and $2,122,052, respectively. The decrease in net income of $645,034 is primarily due to unfavorable change in the revaluation of derivatives and warrants of $957,289 and loss on gross profit of $132,862 on lower sales, offset by lower operating expenses of $27,657, lower amortization of debt discount of $223,344 and lower interest expenses of $170,073.

Table of Content

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

To date, the Company has incurred substantial losses, and will require financing for working capital to meet its operating obligations.  While we have raised sufficient working capital to fund our operations for what we believe should be sufficient for the next three months, we will subsequently need to raise additional capital to fund our future operations.  We anticipate that we will require financing on an ongoing basis for the foreseeable future to fund our working capital needs.

During the nine months ended March 31, 2009, the Company had a net decrease in cash of $89,233 and during the nine months ended March 31, 2008, the Company had a net decrease in cash of $303,358.  The Company’s principal use of funds during these periods was as follows:

Cash flows from operating activities.  The Company used $89,233 and $298,826 in cash from operations in the nine months ended March 31, 2009 and 2008, respectively. The net reduction of $209,593 was primarily the result of a lower utilization of cash in operations (net operating loss after adding back non-cash items but before considering changes in certain assets and liabilities), an increase in collections of accounts receivable and deferrals of executive compensation offset by increases in inventory and the paydown of trade payables.

Cash flows from investing activities.  The Company has no investing activities for the nine months ended March 31, 2009. For the nine months ending March 31, 2008, the Company invested $4,532 to create a trade show booth for exhibitions and to upgrade their back office network.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward Looking Statements - Cautionary Factors

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements.  The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.  Forward-looking statements speak only as of the date the statement was made.  We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.  Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.

Table of Content

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

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q and determined that there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

On April 1, 2005, we entered into a Securities Purchase Agreement with YA Global for the sale of $2,500,000 of secured convertible debentures. The agreement was amended and restated on July 20, 2006 and January 4, 2007 to reflect the change in the funding formulas.  Pursuant to the terms of the agreement with YA Global, on April 1, 2005 we issued a secured convertible debenture in the principal amount of $1,250,000.  On July 20, 2006, the secured convertible debenture was amended and restated and reissued in an aggregate principal amount of $1,330,308, which included accrued and unpaid interest on the original convertible debenture of $80,308.  Interest on the outstanding principal balance of the Secured Convertible Debentures accrues at the annual rate of 10%. Payment of principal and accrued interest shall be paid on or before July 1, 2008 on the July 20, 2006 debenture. During the year ended June 30, 2008, we issued 158,639,780 shares of Class A common stock as repayment of principal of $166,550. During the nine months ended March 31, 2009, we issued 36,801,932 shares of Class A common stock as repayment of principal of $19,700. As of March 31, 2009 the remaining principal balance of the convertible debenture was $1,094,058 plus $326,407 of accrued interest. As of June 30, 2008 the remaining principal balance of the convertible debenture was $1,113,758 plus $244,186 of accrued interest.

As of the date of this filing, the Company is in default of the repayment terms of the July 20, 2006 YA Global Convertible Debenture. Per the terms of the debenture, in the event of a default, the full principal amount of this Debenture, together with interest and other amounts owing, shall be due and payable in cash, provided however, the holder of the debenture may request payment of such amounts in Common Stock of the Obligor at the Conversion Price then in-effect.” As of the date of this filing, YA Global has not demanded payment and management is in negotiations to restructure the debt.

ITEM 5.	OTHER INFORMATION

(b)
The Company does not have a standing nominating committee or a committee performing similar functions as the Company’s Board of Directors consists of only two members and therefore there would be no benefit in having a separate nominating committee that would consist of the same number of members as the full board of directors.  Both members of the Board of Directors participate in the consideration of director nominees.

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Content

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MM2 GROUP, INC.

Date: May 20, 2009	By:	/s/ Mark Meller
Mark Meller
President, Chief Executive Officer and
Principal Accounting Officer

Table of Content

Index of Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Content